Form 10-K
period 1993-12-31
CSX TRANSPORTATION INC
filed 1994-03-11
CIK 88128

PAGE 1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1993
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                  to
                                         ----------------    -------------------
          Commission file number  1-3359
                                  ------

                            CSX TRANSPORTATION, INC.
             (Exact name of registrant as specified in its charter)

         Virginia                                               54-6000720
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

500 Water Street, Jacksonville, FL.                                32202
(Address of principal executive offices)                         (Zip Code)

   Registrant's telephone number, including area code:         (904) 359-3100

           Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on which each
     Title of each class                           class is registered
- ----------------------------------         -------------------------------------
The Baltimore and Ohio Railroad Company
 First Consolidated Mortgage 4-1/4%
 Bonds, Series C, due October 1, 1995          New York Stock Exchange

Hocking Valley Railroad Company
 First Consolidated Mortgage 4-1/2%
 Bonds, due July 1, 1999                       New York Stock Exchange

Louisville and Nashville Railroad
 Company First and Refunding Mortgage
 3-3/8% Bonds, Series F, due April 1, 2003     New York Stock Exchange

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1) (a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.







                                      - 1 -



          PAGE 2

Securities registered pursuant to Section 12(b) of the Act: continued,

                                           Name of each exchange on which each
     Title of each class                           class is registered
- ----------------------------------         -------------------------------------
Louisville and Nashville Railroad
 Company First and Refunding Mortgage
 2-7/8% Bonds, Series G, due April 1, 2003     New York Stock Exchange

Monon Railroad 6% Income Debentures,
 due January 1, 2007                           New York Stock Exchange


       Securities Registered Pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes (X)   No ( )

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value of the voting stock at March 4, 1994, was $-0-, excluding the voting stock held by the parent of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant has 9,061,038 shares of common stock, par value $20.00, outstanding at March 4, 1994.

          PAGE 3
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                          1993 FORM 10-K ANNUAL REPORT
                                Table of Contents
Item No.                                                                 Page
- --------                                                                 ----

                                     PART I

 1.   Business                                                             4
 2.   Properties                                                           4
 3.   Legal Proceedings                                                    6
 4.   Submission of Matters to a Vote of Security Holders                  7

                                     PART II

 5.   Market for Registrant's Common Stock and Related
            Stockholder Matters                                            7
 6.   Selected Financial Data                                              7
 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            7
 8.   Financial Statements and Supplementary Data                          7
 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                            7

                                    PART III

10.  Directors, Executive Officers, Promoters
            and Control Persons of the Registrant                          8
11.  Executive Compensation                                                8
12.  Security Ownership of Certain Beneficial
            Owners and Management                                          8
13.  Certain Relationships and Related Transactions                        8


                                     PART IV

14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                            8



Signatures                                                                 9

Index to Financial Statements                                             10

          PAGE 4
                                     PART I

Items 1. & 2.  Business and Properties.

                                   General
                                   -------
          CSX Transportation, Inc. (CSXT) is engaged principally in the business of railroad transportation and operates a system comprising 18,779 miles of first main line track in 20 states principally east of the Mississippi River (exclusive of New England), southern Ontario and the District of Columbia, employing an average of 29,216 employees. It conducts railroad operations in its own name and through railroad subsidiaries.

          CSXT is a wholly-owned subsidiary of CSX Corporation (CSX). CSX is a publicly-owned Virginia corporation with headquarters at One James Center, 901 East Cary Street, Richmond, Virginia, 23219. CSXT is one of the largest railroads in the United States, offering single-system service in its operating area. Also in the transportation field, CSX controls Sea-Land Service, Inc., an ocean container-shipping company, CSX Intermodal, Inc., an intermodal and trucking company and American Commercial Lines, Inc., which engages in inland barging and other marine-related businesses. CSX also has interests in contract logistics, real estate holdings, including resort management and operations, and information technology.

          For information concerning business done by CSXT during 1993, see "Management's Narrative Analysis and Results of Operations" on pages 35 through 41.

          PAGE 5

                                     Roadway
                                     -------
          On December 31, 1993, CSXT's consolidated system consisted of 32,844 miles of track as follows:


                                     Track
                                     Miles
                                     -----

          First Main                18,779
          Second Main                3,025
          Passing, Crossovers
            and Turnouts             2,464
          Way and Yard Switching     8,576
                                    ------
              Total                 32,844
                                    ======

          Included above are 887 miles of leased track, 2,822 miles of track under trackage rights agreements with other railroads and 185 miles of track under operating contracts.

                                    Equipment
                                    ---------
          On December 31, 1993, CSXT and subsidiaries owned or leased the following:

                                Owned            Leased          Total
                                -----            ------          ------
      Locomotives
        Freight                 1,882               585           2,467
        Switching                 150                15             165
        Auxiliary Units           178               ---             178
                              -------           -------         -------
          Total                 2,210               600           2,810
                              =======           =======         =======

      Freight Cars
        Open Top Hoppers       26,082             9,846          35,928
        Gondolas                6,646            13,958          20,604
        Covered Hoppers        11,034             7,774          18,808
        Box Cars                9,820             5,192          15,012
        Flat Cars                 497             9,906          10,403
        Other                   2,379             2,002           4,381
                              -------           -------         -------
          Total                56,458            48,678         105,136
                              =======           =======         =======







                                      - 5 -



          PAGE 6

Item 3.  Legal Proceedings.

          In December 1993, a Consent Decree was entered in the U. S. District Court in Jacksonville, Florida to settle claims of Federal Clean Water Act violations alleged against CSXT. The Consent Decree resolves a civil enforcement action initiated in June, 1992, by the U.S. Environmental Protection Agency with respect to alleged violations by CSXT of permit discharge limitations at five rail yard waste water treatment facilities in Florida and North Carolina. The settlement called for a civil penalty of $3 million, which has been paid by CSXT, as well as the establishment of an escrow account in the amount of $4 million to fund certain environmentally beneficial projects.

          See Note 12 to the Consolidated Financial Statements, Contingent Liabilities and Long-Term Operating Agreements, on pages 32 and 33.









































                                      - 6 -



          PAGE 7

Item 4.  Submission of Matters to a Vote of Security Holders.

          Information omitted in accordance with General Instruction J(2)(c).

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

          There is no market for CSXT's common stock as CSXT is a wholly-owned subsidiary of CSX. During the years 1993, 1992 and 1991, CSXT paid dividends on its common stock aggregating $28 million, $74 million and $120 million, respectively.


Item 6.  Selected Financial Data.

          Information omitted in accordance with General Instruction J(2)(a).

          However, included as part of "Management's Narrative Analysis and Results of Operations" on page 35 is various selected financial and statistical information.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Information omitted in accordance with General Instruction J(2)(a).

          However, in compliance with said Instruction, see "Management's Narrative Analysis and Results of Operations" on pages 35 through 41.


Item 8.  Financial Statements and Supplementary Data.

          The consolidated financial statements of CSXT and notes thereto required in response to this item are included herein (refer to Index to Financial Statements on page 10).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.












                                      - 7 -



          PAGE 8
                                    PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons
            of the Registrant.

          Information omitted in accordance with General Instruction J(2)(c).


Item 11.  Executive Compensation.

          Information omitted in accordance with General Instruction J(2)(c).


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          Information omitted in accordance with General Instruction J(2)(c).


Item 13.  Certain Relationships and Related Transactions.

          Information omitted in accordance with General Instruction J(2)(c).


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a) 1.   Financial Statements.

                  See Index to Financial Statements on page 10.

              2.   Financial Statement Schedules.

                  None.

              3.   Exhibits.

                (3.1) Articles of Incorporation, as amended, incorporated
                      herein by reference to Registrant's report on Form 10-K for the year ended December 31, 1987.

                (3.2) By-laws of the Registrant, incorporated herein by
                      reference to Registrant's report on Form 10-K for the year ended December 31, 1992.

          (b)  Reports on Form 8-K.

                  None.








                                      - 8 -



          PAGE 9

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 1994.

                                         CSX TRANSPORTATION, INC.

                                         /s/ GREGORY R. WEBER
                                         ------------------------------
                                         Gregory R. Weber
                                         (Principal Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signatures                                         Title
- -----------------------                  -------------------------------------

/s/ John W. Snow                         Chairman of the Board and Director
- -----------------
    John W. Snow*

/s/ Alvin R. Carpenter                   President and Chief Executive Officer
- -----------------------                  (Principal Executive Officer) and
    Alvin R. Carpenter*                  Director

/s/ Jerry R. Davis                       Executive Vice-President and Chief
- -------------------                      Operating Officer and Director
    Jerry R. Davis*

/s/ Mark G. Aron                         Director
- -----------------
    Mark G. Aron*

/s/ James Ermer                          Director
- ----------------
    James Ermer*

/s/ Paul R. Goodwin                      Senior Vice President - Finance
- --------------------                     (Principal Finance Officer)
    Paul R. Goodwin*





/s/ PATRICIA J. AFTOORA
- -----------------------
*Patricia J. Aftoora
 (Attorney-in-Fact)                                             March 11, 1994



                                      - 9 -



          PAGE 10
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                   Index to Consolidated Financial Statements

                                                                   Page
                                                                   ----
Report of Independent Auditors                                      11


CSX Transportation, Inc. and Subsidiaries:

  Consolidated Financial Statements and Notes to Consolidated
    Financial Statements Submitted Herewith:

      Consolidated Statement of Earnings -
        Years Ended December 31, 1993, 1992 and 1991                12

      Consolidated Statement of Cash Flows -
        Years Ended December 31, 1993, 1992 and 1991                13

      Consolidated Statement of Financial Position -
        December 31, 1993 and 1992                                  15

      Consolidated Statement of Retained Earnings -
        Years Ended December 31, 1993, 1992 and 1991                16

      Notes to Consolidated Financial Statements                    17


          All schedules are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the financial statements or related notes thereto.

























                                      - 10 -



          PAGE 11

                  REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS
                  ---------------------------------------------

To the Shareholder and Board of Directors of CSX Transportation, Inc.

          We have audited the accompanying consolidated statement of financial position of CSX Transportation, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above (appearing on pages 12-34) present fairly, in all material respects, the consolidated financial position of CSX Transportation, Inc. and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

          As discussed in Notes 1 and 11 to the consolidated financial statements, CSXT changed its method of accounting for post-retirement benefits other than pensions in 1991.


                                     /s/ ERNST & YOUNG
                                     -----------------
                                     Ernst & Young


Richmond, Virginia
January 28, 1994

          PAGE 12
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                              (Millions of Dollars)

                                                  Year Ended December 31,
                                             --------------------------------
                                               1993         1992        1991
                                             -------      -------     -------
OPERATING REVENUE
  Merchandise                                $ 2,909      $ 2,770     $ 2,634
  Coal                                         1,363        1,565       1,573
  Other                                          108           99         129
                                             -------      -------     -------
    Transportation                             4,380        4,434       4,336
    Non-Transportation                            64           74          88
                                             -------      -------     -------
      Total                                    4,444        4,508       4,424
                                             -------      -------     -------
OPERATING EXPENSE
  Labor and Fringe Benefits                    1,809        1,830       1,849
  Materials, Supplies and Other                1,011          973       1,026
  Equipment Rent                                 387          383         376
  Depreciation                                   371          354         344
  Fuel                                           253          262         271
  Productivity Charge                            ---          664         647
                                             -------      -------     -------
    Transportation                             3,831        4,466       4,513
    Non-Transportation                            22           20          20
                                             -------      -------     -------
      Total                                    3,853        4,486       4,533
                                             -------      -------     -------

OPERATING INCOME (LOSS)                          591           22        (109)
Other Income                                      11            1          20
Interest Expense                                  60           73          87
                                             -------      -------     -------

EARNINGS (LOSS) BEFORE INCOME TAXES              542          (50)       (176)

Income Tax Expense (Benefit)                     234          (33)        (71)
                                             -------      -------     -------
EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING                        308          (17)       (105)
Cumulative Effect on Years Prior to 1991
  of Change in Accounting for Post-
  retirement Benefits Other than Pensions        ---          ---        (159)
                                             -------      -------     -------
NET EARNINGS (LOSS)                          $   308      $   (17)    $  (264)
                                             =======      =======     =======


See accompanying Notes to Consolidated Financial Statements.

          PAGE 13
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Millions of Dollars)

                                                    Year Ended December 31,
                                                  --------------------------
                                                    1993      1992     1991
                                                  -------   -------  -------

OPERATING ACTIVITIES
  Net Earnings (Loss)                             $   308   $   (17) $  (264)
  Adjustments to Reconcile Earnings (Loss) to
    Cash Provided
      Depreciation                                    371       354      344
      Deferred Income Taxes (Benefits)                183       (52)    (152)
      Productivity Charge - Provision                 ---       664      647
                          - Payments                 (245)     (353)     (72)
      Cumulative Effect of Change in Accounting       ---       ---      159
      Proceeds from Real Estate Sales                  28        41       41
      Gain on Sale of Investments                     (26)      ---      (39)
      Gain on Sale of South Florida Track             (20)       (7)      (7)
      Gain from Disposition of Properties             (25)      (38)     (32)
      Other Operating Activities                       12       (31)     (38)
      Changes in Operating Assets and Liabilities
          Accounts Receivable                          27        30       60
          Sale of Accounts Receivable-Net               6       200      ---
          Materials and Supplies                       (4)       10       43
          Other Current Assets                         22        20       (9)
          Accounts Payable and Other Current
            Liabilities                                (7)      (96)    (156)
                                                  -------   -------  -------
        Cash Provided by Operating Activities         630       725      525
                                                  -------   -------  -------
INVESTING ACTIVITIES
  Property Additions                                 (569)     (539)    (563)
  Proceeds from Sale-Leaseback Transactions           ---       ---      117
  Acquisition and Reconstruction Costs for
    Sale-Leaseback Transactions                       ---       ---      (80)
  Proceeds from Property Dispositions                  36        41       53
  Proceeds from Sale of Investments                    26       ---      106
  Proceeds from Sale of South Florida Track            26        10        9
  Other Investing Activities                            3       (18)     (37)
                                                  -------   -------  -------
        Cash Used by Investing Activities            (478)     (506)    (395)
                                                  -------   -------  -------

          PAGE 14
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                              (Millions of Dollars)

                                                    Year Ended December 31,
                                                  --------------------------
                                                    1993      1992     1991
                                                  -------   -------  -------
FINANCING ACTIVITIES
  Long-Term Debt Issued                                80       148       79
  Long-Term Debt Repaid                              (160)     (213)    (135)
  Cash Dividends Paid                                 (28)      (74)    (120)
  Affiliated Company Activity                         (18)     (123)      82
  Other Financing Activities                           (2)        4        8
                                                  -------   -------  -------
    Cash Used by Financing Activities                (128)     (258)     (86)
                                                  -------   -------  -------

CASH AND CASH EQUIVALENTS
  Increase (Decrease) in Cash and Cash Equivalents     24       (39)      44

  Cash and Cash Equivalents at Beginning of Year      248       287      243
                                                  -------   -------  -------
  Cash and Cash Equivalents at End of Year        $   272   $   248  $   287
                                                  =======   =======  =======

See accompanying Notes to Consolidated Financial Statements.

          PAGE 15
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                              (Millions of Dollars)

                                                        December 31,
                                                   ---------------------
                                                    1993           1992
                                                   ------         ------
ASSETS
  Current Assets
    Cash and Cash Equivalents                      $  272         $  248
    Accounts and Notes Receivable                      98             83
    Materials and Supplies                            116            112
    Deferred Income Taxes                             103            ---
    Other Current Assets                               43             63
                                                   ------         ------
      Total Current Assets                            632            506
                                                   ------         ------
  Properties and Other Assets
    Properties-Net                                  8,631          8,463
    Affiliates and Other Companies                    155            169
    Other Assets                                      235            337
                                                   ------         ------
      Total Properties and Other Assets             9,021          8,969
                                                   ------         ------
      Total Assets                                 $9,653         $9,475
                                                   ======         ======
LIABILITIES
  Current Liabilities
    Accounts Payable and Other Current
      Liabilities                                  $1,111         $1,280
    Current Maturities of Long-Term Debt               87            114
    Due to Parent Company                              40             43
                                                   ------         ------
      Total Current Liabilities                     1,238          1,437
                                                   ------         ------
  Long-Term Debt                                      593            646
                                                   ------         ------
  Due to Parent Company                                69             86
                                                   ------         ------
  Deferred Income Taxes                             1,937          1,649
                                                   ------         ------
  Long-Term Liabilities and Deferred Gains          1,631          1,754
                                                   ------         ------
SHAREHOLDER'S EQUITY
    Common Stock, $20 Par Value; Authorized
      10,000,000 Shares; 9,061,038 Shares
      Issued and Outstanding                          181            181
    Other Capital                                   1,047          1,047
    Retained Earnings                               2,957          2,675
                                                   ------         ------
      Total Shareholder's Equity                    4,185          3,903
                                                   ------         ------
      Total Liabilities and Shareholder's Equity   $9,653         $9,475
                                                   ======         ======
See accompanying Notes to Consolidated Financial Statements.
                                     - 15 -



          PAGE 16
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                              (Millions of Dollars)

                                               1993         1992         1991
                                              ------       ------       ------
BALANCE - JANUARY 1                           $2,675       $2,764       $3,152

Net Earnings (Loss)                              308          (17)        (264)

Dividends - Common                               (28)         (74)        (120)

Minimum Pension Liability Adjustments
  and Other                                        2            2           (4)
                                              ------       ------       ------

BALANCE - DECEMBER 31                         $2,957       $2,675       $2,764
                                              ======       ======       ======


See accompanying Notes to Consolidated Financial Statements.

          PAGE 17
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (All Tables in Millions of Dollars)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES.


Principles of Consolidation

          The Consolidated Financial Statements reflect the results of operations, cash flows and financial position of CSXT and its majority-owned subsidiaries as a single entity. All significant intercompany accounts and transactions have been eliminated. CSXT is a wholly-owned subsidiary of CSX Corporation (CSX).

          Investments in companies that are not majority-owned are carried at either cost or equity, depending on the extent of control.


Cash and Cash Equivalents

          Cash and cash equivalents primarily represent amounts due from CSX for CSXT's participation in the CSX cash management plan and are net of outstanding checks which are funded daily as presented for payment.


Accounts Receivable

          CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all freight accounts receivable to CSX Trade Receivable Corporation (CTRC), a wholly-owned subsidiary of CSX. At December 31, 1993 and 1992, accounts receivable sold under this agreement totaled $556 million and $600 million, respectively. In addition, CSXT has an agreement to sell with recourse on a monthly basis, an undivided ownership interest in all miscellaneous accounts receivable to a financial institution. At December 31, 1993, accounts receivable sold under this agreement totaled $50 million.

Materials and Supplies

          Materials and supplies are carried at average cost.

          PAGE 18
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES, Continued

Properties

          Properties are carried principally at cost. Provisions for depreciation are based on estimated useful service lives of seven to 42 years, computed primarily on the straight-line composite method. Under this method, gains and losses on ordinary dispositions are recorded to accumulated depreciation.

Post-retirement Benefits Other Than Pensions

          CSXT has adopted SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other than Pensions." Under the accrual method specified by SFAS No. 106, the total future cost of providing other post-retirement employment benefits (OPEBs) is estimated and recognized as expense over the employees' requisite service period.

Fair Values of Financial Instruments

          The following methods and assumptions were used by CSXT in estimating fair values for financial instruments as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments":

  Current Assets and Current Liabilities
          The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments approximate their fair values.

  Long-Term Debt
          The fair values of CSXT's long-term debt have been based upon market quotations for similar debt instruments or have been estimated using discounted cash flow analyses based upon CSXT's current incremental borrowing rates for similar types of borrowing arrangements. Currently, CSXT has no short-term debt arrangements.

          CSXT's remaining financial instruments at December 31, 1993, are not significant.

Environmental Costs

          Environmental costs that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to remediating an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when CSXT's responsibility for environmental remedial efforts is deemed probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or CSXT's commitment to a formal plan of action. The recorded liabilities for estimated future environmental costs at December 31, 1993, 1992 and 1991, were $131 million, $77 million and $81 million, respectively.

          PAGE 19
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES, Continued

Common Stock and Other Capital

          There have been no changes in common stock during the last three years.

Prior Year Data

          Certain prior-year data have been reclassified to conform to the 1993 presentation.

NOTE 2. PRODUCTIVITY CHARGES.

          In the fourth quarter of 1991, CSXT recorded a pretax charge to provide for the estimated costs of implementing work force reductions, improvements in productivity and other cost reductions. The charge amounted to $647 million on a pretax basis and reduced 1991 net earnings by $409 million.
In the second quarter of 1992, CSXT recorded a charge principally to recognize the estimated additional costs of buying out certain trip-based compensation elements paid to train crew employees. The additional pretax charge amounted to $664 million and reduced net earnings for 1992 by $427 million.

          The $1.3 billion in combined charges includes $1.2 billion for reductions from three to two member train crews and for buying out productivity funds and short-crew allowances. CSXT has reached labor agreements across virtually all of its rail system allowing it to operate trains with two-member crews. The estimated cost based on the ratified labor agreements with the United Transportation Union members is approximately 93% of the amount initially provided.

          As of December 31, 1993, payments totaling $518 million have been recorded as a reduction of the aggregate liabilities for the productivity charges. The remaining liability consists of $604 million for employee separations and associated costs and $189 million for claims, litigation and other negotiated settlements.

          PAGE 20
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 3.  SUPPLEMENTAL STATEMENT OF EARNINGS FINANCIAL DATA.

                                                  1993     1992     1991
                                                 ------   ------   ------

Maintenance and Repair Expense                    $987     $994    $1,015
                                                  ====     ====    ======

Selling, General and Administrative Expense (a)   $802     $673    $  687
                                                  ====     ====    ======

Taxes Other Than Income and Payroll Taxes         $ 79     $ 75    $   68
                                                  ====     ====    ======

          (a) Selling, general and administrative expense during 1993 increased $129 million over 1992 primarily due to an increase in the management service fee charged by CSX and increases in certain employee related incentive costs.

NOTE 4.  OTHER INCOME (EXPENSE).
                                                  1993     1992      1991
                                                  ----     ----      ----

Interest Income - Other                           $ 16     $ 18      $ 21
                - CSX                               12        9         9
Gain on Sale of RF&P Corporation Stock (a)         ---      ---        39
Gain on Sale of Investment                          26      ---       ---
Gain on Sale of South Florida Track (b)             20        7         7
Fees on Sale of Accounts Receivable                (44)     (17)      (32)
Miscellaneous                                      (19)     (16)      (24)
                                                  ----     ----      ----
    Total                                         $ 11     $  1      $ 20
                                                  ====     ====      ====

          (a) In a series of transactions consummated in October 1991, CSXT exchanged its 6.8 million shares of RF&P Corporation (RF&P) stock for the rail assets of RF&P and $106 million in cash. These transactions resulted in a pretax gain of $39 million, before associated minority interest expense of $5 million.

          (b) In May 1988, CSXT sold approximately 80 miles of track and right of way in Broward, Dade and Palm Beach counties to the state of Florida for $264 million. The sale, which is being recognized on the installment basis, resulted in cash proceeds of $75 million, a pretax gain of $59 million and an after-tax gain of $37 million. The remaining proceeds of $189 million, which were received in the form of an installment mortgage note, are subject to annual legislative appropriations. The deferred installment gain of $148 million will be recognized each year through 1997 as scheduled payments are received. At December 31, 1993 and 1992, the long-term portion of the mortgage note receivable totaled $102 and $130 million, respectively, and was included in other assets in the consolidated statement of financial position.

          PAGE 21
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 5.  INCOME TAXES.

          Effective January 1, 1993, CSXT adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 superseded SFAS No. 96, "Accounting for Income Taxes," which CSXT adopted effective January 1, 1987. SFAS No. 109 requires that deferred income tax assets and liabilities be classified as current or non-current based upon the classification of the related asset or liability for financial reporting. Net earnings for 1993 were not impacted by the adoption of SFAS No. 109. As permitted under the new rules, prior-year financial statements have not been restated.

          Income tax expense (benefit) information is as follows:

                                   1993             1992             1991
                                 -------          -------          -------
Current
  Federal                          $ 47             $ 17            $ 66
  State and Foreign                   4                2              15
                                   ----             ----            ----
    Total Current                    51               19              81
                                   ----             ----            ----
Deferred
  Federal                           166              (48)           (122)
  State                              17               (4)            (30)
                                   ----             ----            ----
    Total Deferred                  183              (52)           (152)
                                   ----             ----            ----
       Total Expense (Benefit)     $234             $(33)           $(71)
                                   ====             ====            ====

          Income tax expense (benefit) reconciled to the tax computed at statutory rate is as follows:

                                      1993             1992             1991
                                  -----------      -----------      -----------


Tax at Statutory Rates             $190    35 %     $(17)  (34)%    $(60)  (34)%
State Income Taxes                   13     2         (2)   (4)      (10)   (6)
Prior Years' Income Taxes           (15)   (3)       (10)  (20)      (10)   (6)
Increase in Statutory Rate (a)       46     9        ---    --       ---    --
Other                               ---    --         (4)   (9)        9     6
                                   ----    --       ----    --      ----    --
      Total Expense (Benefit)      $234    43 %     $(33)  (67)%    $(71)  (40)%
                                   ====    ==       ====    ==      ====    ==

(a) CSXT revised its annual effective tax rate in 1993 to reflect the change in the federal statutory rate from 34 to 35 percent. The effect of this change was to increase deferred income tax expense by $46 million related to applying the newly enacted statutory income tax rate to deferred tax balances as of January 1, 1993.

          PAGE 22
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 5.  INCOME TAXES, Continued

          The significant components of deferred tax assets and liabilities after considering the adoption of SFAS No. 109 include:

                                            December 31, January 1,
                                                1993        1993
                                               ------      ------
Deferred Tax Assets
  Productivity Charge                          $  289      $  356
  Employee Benefit Plans                          167         143
  Investment Tax Credits                          100         126
  Alternative Minimum Tax Credits                 168         148
  Other                                           215         206
                                               ------      ------
    Total                                         939         979
                                               ------      ------
Deferred Tax Liabilities
  Accelerated Depreciation                      2,556       2,455
  Other                                           217         173
                                               ------      ------
    Total                                       2,773       2,628
                                               ------      ------
Net Deferred Tax Liabilities                   $1,834      $1,649
                                               ======      ======


          CSXT and its subsidiaries are included in the consolidated federal income tax return filed by CSX. The consolidated federal income tax expense or benefit is allocated to CSXT and its subsidiaries as though CSXT had filed a separate consolidated return.

          Federal income tax payments to CSX and payments to state taxing authorities during 1993, 1992 and 1991 totaled $80 million, $56 million and $58 million, respectively.

          At December 31, 1993 and 1992, investment tax credits of approximately $100 million and $126 million and alternative minimum tax credits of $168 million and $148 million, respectively, are being carried forward for separate tax return purposes and have been recognized for financial reporting purposes as a reduction of the deferred tax liability. Investment tax credits are accounted for under the flow-through method. The earliest carryforwards of investment tax credits begin to expire in 1997.

          Examinations of the federal income tax returns of CSX and its principal subsidiaries have been completed through 1987. Returns for 1988-1990 are currently under examination. Management believes adequate provision has been made for any adjustments that might be assessed.

          PAGE 23
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 6.  RELATED PARTIES.

          Cash and cash equivalents at December 31, 1993 and 1992, includes $336 million and $310 million, respectively, representing amounts due from CSX for CSXT's participation in the CSX cash management plan. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to repay all amounts due on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.

          Effective December 18, 1992, CSXT entered into an agreement with CTRC to sell, on a revolving basis, without recourse, all existing accounts receivable to CTRC. In October, 1993, this agreement was amended to sell only freight accounts receivable to CTRC. As of December 31, 1993 and 1992, CSXT had sold $556 million and $600 million, respectively, of accounts receivable to CTRC.

          CSXT has formal long-term borrowings from CSX which mature from 1994 to 2012 and total $86 million at December 31, 1993, and $106 million at December 31, 1992. Maturities during the next five years aggregate $17 million in 1994, $17 million in 1995, $7 million in 1996, $7 million in 1997 and $7 million in 1998. Fixed interest rates range from 9% to 10% per annum and are based on the market rates in effect when the respective borrowings were placed. Interest expense on borrowings from CSX was $9 million, $11 million and $15 million in 1993, 1992 and 1991, respectively.

          In 1989, CSXT's pension plan for salaried employees was merged with the CSX Corporation Plan, and all assets of CSXT's plan were transferred to the CSX merged plan. Since the plans were merged, CSX has allocated to CSXT a portion of the net pension expense for the CSX Corporation Plan based on CSXT's relative level of participation in the merged plan which considers the assets and personnel previously in the CSXT plan. The allocated expense from the CSX Corporation Plan amounted to $32 million in 1993, $23 million in 1992 and $32 million in 1991.

          Included in Materials, Supplies and Other expense are amounts related to a management service fee charged by CSX, data processing related charges from CSX Technology, Inc., and the reimbursement, under an operating agreement, from CSX Intermodal, Inc. (CSXI), for costs incurred by CSXT related to intermodal operations. CSX Technology and CSXI are wholly-owned subsidiaries of CSX. Materials, Supplies and Other expense includes net expense of $214 million, $128 million and $183 million in 1993, 1992 and 1991, respectively, relating to the above arrangements. The $86 million increase from 1993 to 1992 was predominately the result of an increase in the management fee charged by CSX and a one-time intercompany transfer to CSXI in 1992.

          In 1991, CSXT entered into an operating lease agreement with CSXI for 3,400 rebuilt coal gondola cars. The cars, which were previously owned and rebuilt by CSXT, were sold to CSXI for $117 million which resulted in no gain. These cars are presently being leased by CSXT through March 2006. In addition, CSXT is leasing 65 locomotives from CSXI pursuant to a pre-existing operating

          PAGE 24
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 6.  RELATED PARTIES, Continued

lease agreement acquired by CSXI from a third party at year-end 1992. These locomotives are being leased by CSXT through May 2008. The minimum lease payments for the locomotives and coal gondola cars discussed above are approximately $18 million annually. These lease payments are included in the minimum lease payments as discussed in Note 12.

          In 1988, CSXT participated with Sea-Land Service, Inc. (Sea-Land), a wholly-owned subsidiary of CSX, in four sale-leaseback arrangements. Under these arrangements, Sea-Land sold equipment to a third party and CSXT leased the equipment and assigned the lease to Sea-Land. Sea-Land is obligated for all lease payments and other associated equipment expenses. If Sea-Land defaults on its obligations, CSXT would assume the asset lease rights and obligations of $174 million at December 31, 1993, under the arrangements.

          CSX purchases futures and options contracts as a partial hedge against fluctuations in fuel oil prices on behalf of CSXT and other CSX subsidiaries. Gains and losses on contracts to hedge fuel oil commitments are deferred and accounted for as a part of the commitment transaction. When recognized, these gains and losses are recorded by the subsidiary. During 1993 and 1991, CSXT recognized $2 million and $3 million, respectively, in net losses with 1992 yielding a slight gain associated with these fuel hedges. The counterparties to certain futures and options contracts consist of a large number of major financial institutions. Through CSX, the positions and the credit ratings of these counterparties are continually monitored, and the amount of agreements or contracts entered into with any one party are limited. While the company may be exposed to credit losses in the event of non-performance by counterparties, it does not currently anticipate losses.

NOTE 7.  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES.

                                                 December 31,
                                           ----------------------
                                            1993            1992
                                           ------          ------
Trade Accounts Payable                     $  457          $  457
Labor and Fringe Benefits(a)                  337             543
Interest, Taxes and Other                     180             144
Casualty Reserves                             137             136
                                           ------          ------
     Total                                 $1,111          $1,280
                                           ======          ======

(a) Labor and Fringe Benefits includes separation liabilities of $26 million for 1993 and $225 million for 1992.

          PAGE 25
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 8.  PROPERTIES.

                          Balance                                        Balance
                        at Beginning            Retirements  Other       at End
                          of Year    Additions  and Sales    Changes     of Year
                        ------------ ---------  -----------  -------     -------
1993
- ----
Property:
 Transportation
   Road                    $ 9,074    $  323        $380     $  9        $ 9,026
   Equipment                 3,567       243         199        4          3,615
                           -------    ------        ----     ----        -------
                            12,641       566         579       13         12,641
 Non-transportation             61         3           2        1             63
                           -------    ------        ----     ----        -------
Total                      $12,702    $  569        $581     $ 14        $12,704
                           =======    ======        ====     ====        =======


Accumulated Depreciation:
 Transportation
   Road                    $ 2,781    $  209        $373     $---        $ 2,617
   Equipment                 1,453       162         163      ---          1,452
                           -------    ------        ----     ----        -------
                             4,234       371         536      ---          4,069
 Non-transportation              5       ---           1      ---              4
                           -------    ------        ----     ----        -------
Total                      $ 4,239    $  371        $537     $---        $ 4,073
                           =======    ======        ====     ====        =======

  Properties - December 31, 1993                                         $ 8,631
                                                                         =======

          PAGE 26
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 8.  PROPERTIES, Continued

                          Balance                                        Balance
                        at Beginning            Retirements  Other       at End
                          of Year    Additions  and Sales    Changes     of Year
                        ------------ ---------  -----------  -------     -------
1992
- ----
Property:
 Transportation
   Road                    $ 9,003    $  313       $ 211     $(31)        $9,074
   Equipment                 3,618       226         268       (9)         3,567
                           -------    ------       -----     ----        -------
                            12,621       539         479      (40)        12,641
 Non-transportation             63       ---           1       (1)            61
                           -------    ------       -----     ----        -------
Total                      $12,684    $  539       $ 480     $(41)       $12,702
                           =======    ======       =====     ====        =======


Accumulated Depreciation:
 Transportation
   Road                    $ 2,787    $  205       $ 208     $ (3)       $ 2,781
   Equipment                 1,527       149         223      ---          1,453
                           -------    ------       -----     ----        -------
                             4,314       354         431       (3)         4,234
 Non-transportation              5         1         ---       (1)             5
                           -------    ------       -----     ----        -------
Total                      $ 4,319    $  355       $ 431     $ (4)       $ 4,239
                           =======    ======       =====     ====        =======

  Properties - December 31, 1992                                         $ 8,463
                                                                         =======

          PAGE 27
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 9.  CASUALTY AND OTHER RESERVES, SEPARATION LIABILITIES AND DEFERRED GAINS.

          Long-term liabilities and deferred gains totaled $1.6 billion and $1.8 billion in 1993 and 1992, respectively, and include casualty reserves; deferred gains; pension and other post-retirement obligations; productivity/restructuring charge liabilities; and other liabilities.

          Activity relating to casualty reserves, separation liabilities and deferred gains is as follows:

                                                         Deferred Gains
                                                    ---------------------------

                       Casualty     Separation      Sale-Leaseback  Installment
                       Reserves(a)  Liabilities(a)  Transactions(c)    Sale(d)
                       -----------  ------------    --------------- -----------

Balance 12/31/91        $ 354         $ 655             $  84          $ 129

 Charged to Expense
   and Other Additions    237           644                (1)           ---
 Payments and Other
   Reductions            (222)         (382)(b)            (6)            (7)
                        -----         -----             -----          -----
Balance 12/31/92          369           917                77            122

 Charged to Expense
   and Other Additions    189           ---               ---            ---
 Payments and Other
   Reductions            (179)         (295)(b)            (6)           (20)
                        -----         -----             -----          -----
Balance 12/31/93        $ 379         $ 622             $  71          $ 102
                        =====         =====             =====          =====

(a) Balances include current portion of casualty reserves and separation liabilities, respectively, of $136 million and $225 million at December 31, 1992 and $137 million and $26 million at December 31, 1993.

(b) Includes reallocation of $95 million in 1993 and $62 million in 1992 to litigation claims and other negotiated settlements.

(c) Deferred gains on sale-leaseback transactions are being amortized over periods not exceeding 21 years.

(d) A portion of the deferred gain on South Florida Track installment sale will be recognized each year through 1997 as scheduled payments are received.

          PAGE 28
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 10.  LONG-TERM DEBT.


                                                    December 31,
      Type                    Average         ----------------------
 (Maturity Dates)          Interest Rates      1993            1992
- -----------------          --------------     ------          ------

Equipment Obligations
 (1994-2008)                     9%           $  417          $  437
Mortgage Bonds
 (1995-2003)                     4%               84             137
Other Obligations
 (1994-2021)                     6%              179             186
                                              ------          ------
   Total                         8%              680             760

Less Debt Due Within One Year                     87             114
                                              ------          ------
   Total Long-Term Debt                       $  593          $  646
                                              ======          ======

          The estimated fair value of long-term debt at December 31, 1993 and 1992, is as follows:
                                              Fair Value of Total Debt
                                                1993            1992
                                              ------------------------
Equipment Obligations                           $453            $476
Mortgage Bonds                                    69             115
Other Obligations                                192             194
                                                ----            ----
    Total                                       $714            $785
                                                ====            ====

          In March 1993, CSXT issued $74 million of Series A Equipment Trust Certificates. The certificates will mature in 15 annual installments from 1994 through 2008.

          CSXT has long-term debt maturities during the next five years aggregating $87 million in 1994, $85 million in 1995, $64 million in 1996, $45 million in 1997 and $41 million in 1998.

          Substantially all of the properties and certain other assets of CSXT and its subsidiaries are pledged as security for various long-term debt issues.

          Interest payments, including the amounts on CSX borrowings totaled $74 million, $85 million and $93 million, respectively, for 1993, 1992 and 1991. These payments are net of capitalized interest, which was approximately $7 million for each of the three years.

          PAGE 29
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 11.  EMPLOYEE BENEFIT PLANS.

Pension Plans

          CSX and its subsidiaries, including CSXT, have defined benefit pension plans principally for salaried employees. The plans provide for eligible employees to receive benefits primarily based on years of service and compensation rates near retirement. Contributions to the plans are made on the basis of not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. See Note 6 for the allocated pension expense from the CSX Corporation Plan.

Savings Plans

          CSXT has established savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining units of CSXT and subsidiary companies. CSXT matches 50% of each salaried employee's contribution, which is limited to 6% of the employee's earnings. CSXT contributes fixed amounts for each participating employee covered by a collective bargaining agreement. Expense for these plans was $22 million for each of the years 1993, 1992 and 1991.

Other Post-Retirement Benefit Plans

          In addition to the CSX defined benefit pension plans, CSXT participates in two defined benefit post-retirement plans along with CSX and other affiliates which cover most full-time salaried employees. One plan provides medical benefits and another provides life insurance benefits. The post-retirement health care plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. The accounting for the health care plan anticipates future cost-sharing changes to the written plan that are consistent with the company's expressed intent to increase the retiree contribution rate annually for the expected medical inflation rate for that year. The life insurance plan is non-contributory.

          Effective January 1, 1991, CSXT adopted SFAS No. 106. The effect of adopting the new guidelines had a minimal impact on 1991 results, as the net periodic post-retirement benefit expense of $28 million approximated the expense under the prior method of accounting for the above defined benefit plans, which was on a pay-as-you-go basis. Net earnings for 1991 were decreased by $159 million (net of related income tax benefit of $96 million), by the cumulative effect of the change in accounting related to years prior to 1991, which were not restated.

          The SFAS No. 106 calculations shown below were prepared for CSXT as if it was participating in such plans on a stand-alone basis. Therefore, although CSXT participates along with CSX and other affiliates in these two plans, a separate measurement of the funding status and benefit expense attributable to its participation in the plans was determined and recognized by CSXT on this basis.

          PAGE 30
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 11.  EMPLOYEE BENEFIT PLANS, Continued

Other Post-Retirement Benefit Plans, Continued

          The company's current policy is to fund the cost of the post-retirement health care and life insurance benefits on a pay-as-you-go basis, as in prior years. The following table shows the two plans' combined status reconciled with the amounts recognized in CSXT's statement of financial position:

                                                              Life
                                          Medical           Insurance
                                           Plan               Plan
                                       1993    1992        1993   1992
                                       ----    ----        ----   ----
Accumulated Post-Retirement
  Benefit Obligation:
   Retirees                            $154    $125        $67     $62
   Fully Eligible Active Participants    13      13          2       2
   Other Active Participants             20      16          2       1
                                       ----    ----        ---     ---
Accumulated Post-Retirement
  Benefit Obligation                    187     154         71      65
Unrecognized Prior Service Cost          17      21          4       4
Unrecognized Net Loss                   (40)    (10)       (10)     (3)
                                       ----    ----        ---     ---
Net Post-Retirement Benefit Obligation $164    $165        $65     $66
                                       ====    ====        ===     ===

          Net periodic post-retirement benefit expense for 1993, 1992 and 1991 is as follows:

                                                              Life
                                          Medical          Insurance
                                           Plan               Plan
                                     1993  1992  1991   1993  1992  1991
                                     ----  ----  ----   ----  ----  ----
Service Cost                         $ 4   $ 4   $ 5     $1    $1    $1
Interest Cost                         12    13    16      5     6     6
Amortization of Prior Service
  Cost (Benefit)                      (4)   (2)   --      -     -     -
Unrecognized Net Gain                 (2)   --    --      -     -     -
                                     ---   ---   ---     --    --    --
Net Periodic Post-Retirement
  Benefit Expense                    $10   $15   $21     $6    $7    $7
                                     ===   ===   ===     ==    ==    ==

          The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for the medical plan is 11.5% for 1993-1994 and is assumed to decrease gradually to 5.5% in 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the

          PAGE 31
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 11.  EMPLOYEE BENEFIT PLANS, Continued

Other Post-Retirement Benefit Plans, Continued

assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation for the medical plan as of December 31, 1993 by 9%, and the aggregate of the service and interest cost components of net periodic post-retirement benefit expense for 1993 by $2 million.

          The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 7.25% and 8.25% at December 31, 1993 and 1992, respectively.

Post-employment Benefits

          Effective January 1, 1994, the company will adopt SFAS No. 112 "Employers' Accounting for Post-employment Benefits." This statement requires that certain benefits provided to former or inactive employees, after employment but before retirement, such as workers' compensation and disability benefits, be accrued if attributable to employees' service already rendered. The financial impact of adopting SFAS No. 112 is not expected to be significant.

Other Plans

          Under collective bargaining agreements, the company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on hours worked, tonnage moved or a combination thereof. The administrators of the multi-employer plans generally allocate funds received from participating companies to various health and welfare benefit plans and pension plans. Current information regarding such allocations has not been provided by the administrators. Total contributions of $139 million, $125 million and $150 million were made to these plans in 1993, 1992 and 1991, respectively.

          Certain officers and key employees of CSXT participate in stock purchase performance and award plans of CSX. CSXT is allocated its share of any cost to participate in these plans.

NOTE 12.  SUMMARY OF COMMITMENTS AND CONTINGENCIES.

Lease Commitments

          CSXT leases equipment under agreements with terms up to 21 years. Non-cancelable, long-term leases generally include provisions for maintenance, options to purchase at fair value and to extend the terms. At December 31, 1993, minimum equipment rentals under non-cancelable operating leases totaled approximately $180 million for 1994, $165 million for 1995, $161 million for 1996, $165 million for 1997, $167 million for 1998 and $1.6 billion thereafter.

          PAGE 32
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 12.  SUMMARY OF COMMITMENTS AND CONTINGENCIES, Continued

Lease Commitments, Continued

          Rent expense on equipment operating leases, including net daily rental charges on railroad operating equipment of $214 million, $204 million and $182 million in 1993, 1992 and 1991, respectively, amounted to $387 million in 1993, $383 million in 1992 and $376 million in 1991. Deferred gains arising from sale-leaseback transactions are being amortized over periods not exceeding 21 years and have reduced rent expense by $6 million in 1993, $6 million in 1992 and $5 million in 1991.

Purchase Commitment

          CSXT entered into an agreement to purchase 300 locomotives from GE Transportation Systems, a unit of General Electric Co. This large single order will cover CSXT's normal locomotive replacement needs over the next four years. This purchase agreement will introduce alternating current traction technology to CSXT's locomotive fleet. CSXT will take delivery of 50 direct current and 30 alternating current locomotives in 1994, and the remaining 220 alternating current units will be delivered during 1995-1997.

Contingent Liabilities and Long-Term Operating Agreements

          CSXT and its subsidiaries are contingently liable individually and jointly with others principally as guarantors of long-term debt and obligations, primarily related to leased properties, joint ventures and joint facilities. These contingent obligations amounted to approximately $199 million at December 31, 1993.

          CSXT has various long-term railroad operating agreements that allow for exclusive operating rights over various railroad lines. Under these agreements, CSXT is obligated to pay usage fees of approximately $10 million annually. The terms of these agreements range from 30 to 40 years.

          CSXT is a party to various proceedings brought both by private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party in a number of governmental investigations and actions relating to environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund Statute ("Superfund") or corresponding state statutes. The majority of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund typically involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

          The assessment of the required response and remedial costs associated with these sites is extremely complex. Among the variables that management must assess are imprecise and changing remedial cost estimates and continually evolving governmental standards.

          PAGE 33
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 12.  SUMMARY OF COMMITMENTS AND CONTINGENCIES, Continued

Contingent Liabilities and Long-Term Operating Agreements, Continued

          CSXT frequently reviews its role, if any, with respect to each such location, giving consideration to the nature of CSXT's alleged connection to the location (e.g., generator, owner or operator), the extent of CSXT's alleged connection (e.g., volume of waste sent to the location and other relevant factors), the accuracy and strength of evidence connecting CSXT to the location, and the number, connection and financial position of other named and unnamed potentially responsible parties at the location. Further, CSXT periodically reviews its exposure in all non-Superfund environmental proceedings with which it is involved.

          Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and periodically reviews for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. Liabilities are recorded for environmental matters in accordance with CSXT's accounting policy described in Note 1. CSXT does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. Such additional liabilities could be significant to future consolidated results of operations and cash flows. Based upon information currently available, however, CSXT believes that its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations.

Legal Proceedings

          A number of legal actions, other than environmental, are pending against CSXT in which claims are made in substantial amounts. While the ultimate results of environmental investigations, lawsuits and claims involving CSXT cannot be predicted with certainty, management does not currently expect that these matters will have a material adverse effect on the consolidated financial position, results of operations and cash flows of the company.

          In December 1993, a Consent Decree was entered in the U. S. District Court in Jacksonville, Florida to settle claims of Federal Clean Water Act violations alleged against CSXT. The Consent Decree resolves a civil enforcement action initiated in June, 1992, by the U.S. Environmental Protection Agency with respect to alleged violations by CSXT of permit discharge limitations at five rail yard waste water treatment facilities in Florida and North Carolina. The settlement called for a civil penalty of $3 million, which has been paid by CSXT, as well as the establishment of an escrow account in the amount of $4 million to fund certain environmentally beneficial projects.

          PAGE 34
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 13.  QUARTERLY DATA (Unaudited).
                                                  1993
                               -----------------------------------------
                                 1st         2nd         3rd(a)     4th(b)
                               ------      ------      ------     ------
Operating Revenue              $1,094      $1,134      $1,081     $1,135
Operating Income                  105         172         123        191
Net Earnings                       56         131          19        102
                                                  1992
                               -----------------------------------------
                                 1st         2nd(c)      3rd        4th
                               ------      ------      ------     ------
Operating Revenue              $1,123      $1,123      $1,104     $1,158
Operating Income (Loss)           125        (498)        149        246
Net Earnings (Loss)                65        (322)         80        160
                                                  1991
                               -----------------------------------------
                                 1st(d)      2nd         3rd        4th(e)(f)
                               ------      ------      ------     ------
Operating Revenue              $1,059      $1,079      $1,130     $1,156
Operating Income (Loss)           111         137         150       (507)
Earnings (Loss) before Cumulative
  Effect of Change in Accounting   57          74          78       (314)

(a) CSXT revised its estimated annual effective tax rate in the third quarter of 1993 to reflect the change in the federal statutory rate from 34 to 35 percent. The effect of this change was to increase income tax expense for the third quarter of 1993 by $50 million. Of this amount, $46 million, related to applying the newly enacted statutory income tax rate to deferred tax balances as of January 1, 1993.

(b) The quarterly results were affected by certain adjustments, including credits of $12 million for favorable experience on health and welfare benefits. Other adjustments were not significant to the operating results for the quarter.

(c) Includes impact of $664 million pretax productivity charge, $427 million after tax.

(d) The first quarter 1991 results exclude the cumulative effect of the accounting change for years prior to 1991 that decreased net earnings $159 million. The effect of adopting SFAS No. 106 on 1991 operating income was not significant and was included in the results of the fourth quarter. The first-, second- and third-quarter 1991 results were not restated.

(e) Includes impact of $647 million pretax productivity charge, $409 million after tax.

(f) Includes pretax gain of $39 million, before associated minority interest expense of $5 million, on the sale of the stock of RF&P Corporation.
                                     - 34 -



          PAGE 35
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
            MANAGEMENT'S NARRATIVE ANALYSIS AND RESULTS OF OPERATIONS
                              (Millions of Dollars)

          The following information should be read in conjunction with all other items in this report including "Business", "Properties" and "Financial Statements and Supplementary Data."

                                   Selected Financial & Statistical Information
                                   --------------------------------------------
                                    1993     1992(a)  1991(b)(c)1990    1989
                                   -------   ------   -----    ------  ------
Selected Earnings Data:
  Operating Revenue                 $4,444   $4,508   $4,424   $4,551  $4,470
  Operating Expense                  3,853    3,822    3,886    3,929   3,876
  Productivity/Restructuring
    Charge                             ---      664      647      ---     ---
                                    ------   ------   ------   ------  ------
  Operating Income (Loss)              591       22     (109)     622     594
  Other Income                          11        1       20      ---      29
  Interest Expense                      60       73       87      111     146
  Income Tax Expense (Benefit)
    Productivity/Restructuring
      Charge                           ---     (237)    (238)     ---     ---
    Other                              234      204      167      164     173
  Cumulative Effect of Change
    in Accounting                      ---      ---     (159)     ---     ---
                                    ------   ------   ------   ------  ------
  Net Earnings (Loss)               $  308   $  (17)  $ (264)  $  347  $  304
                                    ======   ======   ======   ======  ======
Selected Cash Flow Data:
  Cash Provided by Operating
    Activities                      $  630   $  725   $  525   $  814  $  881
  Cash Used by Investing
    Activities                      $ (478)  $ (506)  $ (395)  $ (394) $ (296)
  Cash Used by Financing
    Activities                      $ (128)  $ (258)  $  (86)  $ (364) $ (461)
Selected Financial Position Data:
  Cash and Cash Equivalents         $  272   $  248   $  287   $  243  $  187
  Working Capital (Deficit)         $ (606)  $ (931)  $ (773)  $ (707) $ (590)
  Total Assets                      $9,653   $9,475   $9,629   $9,510  $9,357
  Long-Term Debt                    $  593   $  646   $  639   $  742  $  874
  Due to Parent Company:
    Long-Term Advances              $   69   $   86   $  178   $  157  $  198
  Shareholder's Equity              $4,185   $3,903   $3,992   $4,368  $4,103

(a) Includes impact of $664 million pretax productivity charge, $427 million after tax.

(b) Includes impact of $647 million pretax productivity charge, $409 million after tax.

(c) Net earnings for 1991 were decreased by $159 million by the cumulative effect of the change in accounting related to the adoption of SFAS No. 106.

          PAGE 36
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
            MANAGEMENT'S NARRATIVE ANALYSIS AND RESULTS OF OPERATIONS

                              Results of Operations
                              ---------------------

          CSXT met the challenges of a prolonged U.S. coal strike and sharp decline in its export coal markets in 1993 by continuing to lower the cost of its operations while increasing its focus on merchandise markets. Despite a $202 million decline in coal revenue, this dual emphasis allowed CSXT to earn operating income of $591 million, $95 million below 1992's comparable $686 million. Operating income rose 10% compared with 1991 earnings of $538 million on a like basis. These comparisons exclude productivity charges of $664 million and $647 million in 1992 and 1991, respectively, associated with labor reductions. Including these charges, the rail unit recorded operating income of $22 million in 1992 and an operating loss of $109 million in 1991.

          Transportation operating revenue was $4.38 billion, a 1% decline from $4.43 billion a year earlier, but a slight increase from 1991's revenue of $4.34 billion. The decrease in 1993 was caused by a 13% decline in coal revenue, the largest source of CSXT revenue. Coal revenue also was 13% lower than 1991's level. Total coal originated by CSXT was 144.1 million tons in 1993, 11% and 13% below levels originated in 1992 and 1991, respectively.

CSXT COMMODITIES BY CARLOADS AND REVENUE

                       Market
                      Share (a)         Carloads                 Revenue
                      (Percent)       (Thousands)        (Millions of Dollars)
                      ---------   --------------------  ----------------------
                         1993      1993   1992   1991      1993   1992   1991
                         ----     -----  -----  -----     -----  ------ ------
Automotive                 27       326    288    265    $  461  $  413 $  367
Chemicals                  40       371    356    347       652     619    587
Minerals                   36       374    345    327       332     310    290
Food and Consumer          34       166    161    164       196     196    201
Agricultural Products      30       284    264    262       327     297    295
Metals                     22       258    225    199       243     219    200
Forest Products            30       435    441    439       442     448    425
Phosphates and Fertilizer  70       423    457    475       256     268    269
Coal                       40     1,566  1,760  1,816     1,363   1,565  1,573
                                  -----  -----  -----     -----  ------ ------
  Total Freight Revenue           4,203  4,297  4,294     4,272   4,335  4,207
                                  =====  =====  =====
Other Revenue                                               108      99    129
                                                         ------  ------ ------
 Total Transportation Operating Revenue                  $4,380  $4,434 $4,336
                                                         ======  ====== ======

(a) Market share is defined as CSXT carloads vs. carloads handled by all major Eastern railroads.

          Weakened demand for U.S. coal from the European Community nations and Japan, due to lower levels of economic growth, continued foreign government


          PAGE 37

subsidies and intensified foreign competition, caused CSXT's export coal shipments to decline significantly from the prior two years. In addition, both domestic and export shipments were negatively affected by selective coal strikes against eastern coal operators, which diminished shipments during nine months of 1993. While CSXT anticipates only a slight recovery in the export coal market, the company does expect notably higher carloadings of coal to utilities since the strikes ended in December 1993.

          CSXT merchandise volume and revenue jumped 4% and 5% from 1992's levels and 6% and 10% from 1991's results, respectively, to 2.6 million carloads and $2.9 billion in revenue. The gains reflected expansion in the domestic economy and improved conditions in key industries served by CSXT.

          With U.S. auto producers enjoying large gains in market share and increased demand from consumers, CSXT's automotive traffic led the growth in merchandise carloadings and revenue. CSXT also recorded large gains in metals, due to surging scrap demand from U.S. mini-mill steel producers. Minerals traffic advanced due to renewed activity in construction and highway projects. CSXT's agriculture volumes and revenues moved well beyond prior-year levels, benefiting from export of 1992's bumper grain crop through late summer 1993 and continued expansion in the southeastern poultry and feed grain businesses throughout the year. The strengthening economy and higher level of auto production contributed to a sizeable increase in chemical traffic.

          With foreign demand for U.S.-mined phosphates remaining depressed, phosphate and fertilizer carloadings declined further. The forest products market also was off slightly from 1992 and 1991 levels as a result of excess paper production during 1992.

          CSXT anticipates modest improvement in merchandise traffic volume and revenue for 1994, reflecting continued expansion of the U.S. economy. Also, while no marked improvement is forecast in export phosphate demand, increased shipments of fertilizer products to the U.S. Midwest is expected as farmers replenish fields following last year's flooding.

          CSXT transportation operating expense was $3.8 billion, an increase of 1% from comparable 1992 expense and a decline of 1% from 1991 expense, excluding the previously mentioned productivity charges.

          Labor expense continued to decline, to $1.81 billion, from a level of $1.83 billion and $1.85 billion in 1992 and 1991, respectively, despite the negative impact of a greater number of crew starts associated with moving a larger proportion of merchandise traffic. The 1993 expense includes a 3% wage increase awarded to most contract employees mid-year and also reflects a decrease in employment levels due to implementation of two-member crews and continued personnel reductions. A 4% wage increase is scheduled for mid-1994. CSXT expects to continue to decrease the size of its work force over the next few years.

          CSXT estimated the average size of its train crews for through, local and yard trains to be 2.7 members at year-end. CSXT plans to lower its average crew size for all trains to 2.3 over the next few years through implementation of smaller yard and local crews as contemplated by the 1992 and 1991 productivity charges.

          PAGE 38

          Materials, supplies and other expense, which includes the cost of maintenance, information services, management fees from CSX and personal injuries, increased 4% over 1992 and decreased 1% from 1991 levels. The 1993 increase over 1992 was primarily the result of increased management fees from CSX, partially offset by CSXT's intensive Performance Improvement Team (PIT) program and the company's ongoing commitment to safety.

          CSXT's PIT process has been responsible for marked reductions in the expense base of CSXT operations over the past two years and is expected to contribute additional savings in 1994 and 1995. While shrinking expenses, this program also has led to significant improvements in reliability, performance and efficiency. Major strides have been made in locomotive and freight car maintenance and repair, information technology, contract labor scheduling and purchasing among other areas of rail activity. Specifically, through PIT initiatives, CSXT reduced expenses by $147 million and $116 million in 1993 and 1992, respectively. Further savings of over $100 million each year are targeted for 1994 and 1995.

          Fuel expense fell to $253 million from $262 million and $271 million in 1992 and 1991, respectively. Fuel consumption decreased from levels in earlier years, reflecting the level of operation and increased fuel efficiency. In 1993, CSXT locomotives consumed 1.33 gallons of diesel fuel per thousand gross ton miles, compared with 1.37 gallons in the prior year and 1.4 gallons in 1991. CSXT diesel fuel averaged 64 cents per gallon vs. 65 cents in 1992 and 68 cents in 1991, net of the CSX hedging program.

          Building and equipment rent expense increased slightly from earlier years. Depreciation expense increased slightly from earlier years as new equipment was purchased and deployed in the business.

          With continued effort throughout CSXT to lower its expense base, the company anticipates only a slight increase in total operating expense for 1994, assuming modest improvements in traffic levels and no unusual operating conditions.

          Property additions for 1993 totaled $569 million, compared with $539 million and $563 million for the years 1992 and 1991, respectively. Included in the 1993 total was $323 million for roadway improvements, including 400 miles of rail that were installed or replaced.

          CSXT added a total of 75 new, fuel-efficient locomotives to its fleet during the year at a cost of $101 million, bringing the total fleet to 2,810 locomotives compared with 2,965 and 3,123 for year-end 1992 and 1991, respectively. At year-end 1993, the average age of the locomotive fleet was 14.3 years, reflecting the retirement of 230 older units from service.

          CSXT's car fleet benefited from $73 million in new capital. Additional capital was spent on terminals, technology and other equipment.

          For 1994, CSXT projects an increase of approximately 10% in its capital additions program. As in past years, the largest share of the total will be directed to track and roadway improvements.



          PAGE 39

                               Property Additions
                              ---------------------
                              (Millions of Dollars)

Property Additions                          1993      1992      1991
- ------------------                          ----      ----      ----
Merchandise Cars                            $ 68      $ 45      $ 43
Coal Cars                                      5         4        10
                                            ----      ----      ----
  Total Freight Cars                          73        49        53
                                            ----      ----      ----
Locomotives                                  120       134       168
Roadway                                      323       306       327
Other Equipment and Properties                53        50        15
                                            ----      ----      ----
Total Property Additions                    $569      $539      $563
                                            ====      ====      ====

          CSXT has embarked on a four-year program to acquire 300 locomotives, with 80 of these to be delivered in 1994. Included will be 50 Dash-9-44CW direct current (DC) powered and 250 alternating current (AC) locomotives, 197 of these at 4,400 horsepower and 53 at 6,000 horsepower. The first of the AC units will be delivered in mid-1994. This new technological breakthrough for the railroad industry will allow CSXT to replace an average of two units in its existing fleet with each new unit.

          Remaining capital in the 1994 budget has been earmarked for car acquisitions, technology and a rail-barge venture to transfer freight between CSXT's rail territory in the southeastern United States and ports along Mexico's eastern coast.

























                               Financial Condition
                         Liquidity and Capital Resources
                         -------------------------------

          Cash provided by operating activities totaled $630 million, a decrease of $95 million from 1992 and an increase of $105 million from 1991. Cash provided by operating activities included an increase of $6 million for 1993, an increase of $200 million for 1992 and a decrease of $75 million for 1991, relating to the amount of accounts receivable sold. In addition, cash provided by operating activities included payments for productivity and restructuring charges of $245 million, $353 million and $72 million for 1993, 1992 and 1991, respectively. Excluding the effect of the sale of receivables and the productivity charge payments, cash provided by operating activities would have been $869 million in 1993, $878 million in 1992 and $672 million in 1991.

          Cash used by investing activities was $478 million which was $28 million lower than the $506 million used in 1992 and $83 million higher than the $395 million used in 1991. Proceeds from the sale of RF&P Corporation stock of $106 million in 1991 resulted in lower overall uses of cash in 1991 as compared to 1993 and 1992.

          Property additions of $569 million in 1993 increased $30 million from $539 million in 1992, and $6 million from $563 million in 1991. In the late 1980's, the company launched a major roadway, equipment and locomotive improvement program. Completion of this program has allowed a return to a normalized capital budget that assures the required level of routine maintenance, customer service and safe operation.

          Sale-leaseback transactions provided net cash of $37 million in 1991. These transactions were focused primarily on improving the rail car fleet. There were no sale-leaseback transactions in 1993 and 1992.

          Cash used by financing activities decreased to $128 million in 1993 from $258 million in 1992 and increased from $86 million in 1991. The 1993 decrease in cash used was primarily the result of lower repayments of public and affiliated company debt.

          Cash and cash equivalents increased $24 million during 1993 to a level of $272 million versus $248 million at the end of 1992 and decreased $15 million over the 1991 level of $287 million.

          Working capital increased by $325 million to a year-end deficit of $606 million in 1993, compared to $931 million in 1992 and $773 million in 1991. A working capital deficit is not unusual for CSXT and does not indicate a lack of liquidity. CSXT maintains adequate current assets to satisfy current liabilities when they are due and has sufficient financial resource capacity, primarily from access to advances from CSX, to manage its day-to-day cash requirements.

          Environmental concerns have drawn considerable attention. CSXT, like many American companies today, faces the challenge of dealing with this issue and is addressing its environmental responsibilities and managing the related expenditures. Environmental management is an important part of CSXT's strategic planning, which includes promotion of policies and procedures that emphasize environmental awareness throughout the company.
                                     - 40 -



          The following financial ratios, exclusive of the cumulative effect of the change in accounting in 1991, are measures of the condition of CSXT and its subsidiaries as of year end:

                                              1993       1992       1991
                                              ----       ----       ----
Current Ratio                                   .5         .4         .5
Debt-to-Total Capitalization Ratio            13.7%      15.8%      16.4%
Return on Assets                               3.2%      (0.2)%     (1.1)%
Return on Equity                               7.4%      (0.4)%     (2.5)%
Ratio of Earnings to Fixed Charges             4.8X       0.6X       N/A

          Excluding the impacts of the 1992 and 1991 productivity charges, the measures would have been as follows:

                                              1993       1992       1991
                                              ----       ----       ----
Current Ratio                                   .5         .4         .5
Debt-to-Total Capitalization Ratio            13.7%      14.5%      15.2%
Return on Assets                               3.2%       4.3%       3.2%
Return on Equity                               7.4%       9.5%       6.7%
Ratio of Earnings to Fixed Charges             4.8X       4.6X       3.6X

































