Form 10-Q
period 1994-04-01
CSX TRANSPORTATION INC
filed 1994-05-03
CIK 88128

PAGE 1
                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended April 1, 1994

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ----------------

                         Commission File Number 1-3359

                           CSX TRANSPORTATION, INC.
            (Exact name of registrant as specified in its charter)

         Virginia                                           54-6000720
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)

500 Water Street, Jacksonville, Florida                          32202
(Address of principal executive offices)                      (Zip Code)

                                (904) 359-3100
             (Registrant's telephone number, including area code)

                                   No Change
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 3, 1994: 9,061,038 shares

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

         PAGE 2
                           CSX TRANSPORTATION, INC.
                                   FORM 10-Q
                                     INDEX




PART I.  FINANCIAL INFORMATION                             Page Number

Item 1.  Financial Statements

1.    Consolidated Statement of Earnings -
        Quarters Ended April 1, 1994 and March 31, 1993         3

2.    Consolidated Statement of Cash Flows -
        Quarters Ended April 1, 1994 and March 31, 1993         4

3.    Consolidated Statement of Financial Position -
        At April 1, 1994 and December 31, 1993                  5

Notes to Consolidated Financial Statements                      6


Item 2.

Management's Analysis and Results of Operations                10


PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      12

Signature                                                      12

         PAGE 3
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      Consolidated Statement of Earnings
                             (Millions of Dollars)

                                                       Quarter Ended
                                                    --------------------
                                                    April 1,   March 31,
                                                      1994       1993
                                                     ------     ------

OPERATING REVENUE
  Merchandise                                        $  758     $  720
  Coal                                                  339        340
  Other                                                  23         26
                                                     ------     ------
    Transportation                                    1,120      1,086
    Non-Transportation                                    7          8
                                                     ------     ------
        Total                                         1,127      1,094
                                                     ------     ------
OPERATING EXPENSE
  Labor and Fringe Benefits                             465        458
  Materials, Supplies and Other                         267        264
  Equipment Rent                                         98        101
  Depreciation                                           93         93
  Fuel                                                   63         67
                                                     ------     ------
    Transportation                                      986        983
    Non-Transportation                                    6          6
                                                     ------     ------
        Total                                           992        989
                                                     ------     ------
OPERATING INCOME                                        135        105

Other Income (Expense)                                   (8)        (2)

Interest Expense                                         12         16
                                                     ------     ------
EARNINGS BEFORE INCOME TAXES                            115         87

Income Tax Expense                                       42         31
                                                     ------     ------
NET EARNINGS                                         $   73     $   56
                                                     ======     ======


See accompanying Notes to Consolidated Financial Statements.

         PAGE 4
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                             (Millions of Dollars)

                                                         Quarter Ended
                                                      --------------------
                                                      April 1,   March 31,
                                                        1994       1993
                                                       -----      -----
OPERATING ACTIVITIES
  Net Earnings                                         $  73      $  56
  Adjustments to Reconcile Earnings to
    Cash Provided
      Depreciation                                        93         93
      Deferred Income Taxes                               28         21
      Productivity/Restructuring Charge Payments         (26)       (24)
      Other Operating Activities                           7         (9)
      Changes in Operating Assets and Liabilities
        Accounts Receivable                              (58)         7
        Materials and Supplies                           (12)       (12)
        Other Current Assets                              (6)       (10)
        Accounts Payable and Other Current Liabilities   (90)       (14)
                                                       -----      -----
        Cash Provided by Operating Activities              9        108
                                                       -----      -----
INVESTING ACTIVITIES
  Property Additions                                    (106)       (98)
  Other Investing Activities                             (39)       (39)
                                                       -----      -----
        Cash Used by Investing Activities               (145)      (137)
                                                       -----      -----
FINANCING ACTIVITIES
  Long-Term Debt Issued                                   53         80
  Long-Term Debt Repaid                                  (37)       (33)
  Dividends Paid                                          (7)        (7)
  Other Financing Activities                              (8)        (8)
                                                       -----      -----
        Cash Provided (Used) by Financing Activities       1         32
                                                       -----      -----
CASH AND CASH EQUIVALENTS
  Increase (Decrease) in Cash and Cash Equivalents      (135)         3

  Cash and Cash Equivalents at Beginning of Period       272        248
                                                       -----      -----
  Cash and Cash Equivalents at End of Period           $ 137      $ 251
                                                       =====      =====


See accompanying Notes to Consolidated Financial Statements.

         PAGE 5
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                 Consolidated Statement of Financial Position
                             (Millions of Dollars)

                                                    April 1,     December 31,
                                                      1994           1993
                                                  ------------   ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents                       $   137        $   272
    Accounts Receivable                                 155             98
    Materials and Supplies                              129            116
    Deferred Income Taxes                               114            103
    Other Current Assets                                 48             43
                                                    -------        -------
      Total Current Assets                              583            632
                                                    -------        -------
  Properties and Other Assets
    Properties                                       12,749         12,704
    Less Accumulated Depreciation                     4,111          4,073
                                                    -------        -------
      Properties - Net                                8,638          8,631
    Affiliates and Other Companies                      193            155
    Other Assets                                        233            235
                                                    -------        -------
      Total Properties and Other Assets               9,064          9,021
                                                    -------        -------
      Total Assets                                  $ 9,647        $ 9,653
                                                    =======        =======
LIABILITIES AND SHAREHOLDER'S EQUITY
  Current Liabilities
    Accounts Payable and Other Current Liabilities  $ 1,022        $ 1,111
    Current Maturities of Long-Term Debt                 82             87
    Due to Parent Company                                56             40
                                                    -------        -------
      Total Current Liabilities                       1,160          1,238
                                                    -------        -------
  Deferred Income Taxes                               1,976          1,937
                                                    -------        -------
  Long-Term Liabilities and Deferred Gains            1,583          1,631
                                                    -------        -------
  Long-Term Debt                                        615            593
                                                    -------        -------
  Due to Parent Company                                  62             69
                                                    -------        -------
  Shareholder's Equity
    Common Stock                                        181            181
    Other Capital                                     1,047          1,047
    Retained Earnings                                 3,023          2,957
                                                    -------        -------
      Total Shareholder's Equity                      4,251          4,185
                                                    -------        -------
      Total Liabilities and Shareholder's Equity    $ 9,647        $ 9,653
                                                    =======        =======

See accompanying Notes to Consolidated Financial Statements.
                                     - 5 -



         PAGE 6
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (All Tables in Millions of Dollars)

NOTE 1.  BASIS OF PRESENTATION.

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Transportation, Inc. ("CSXT") and its majority-owned subsidiaries as of April 1, 1994, and December 31, 1993, and the results of operations and cash flows for the quarters ended April 1, 1994, and March 31, 1993, such adjustments being of a normal recurring nature. CSXT is a wholly-owned subsidiary of CSX Corporation ("CSX").

         While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in CSXT's latest Form 10-K.

         Certain prior-year data has been reclassified to conform to the 1994 presentation.

NOTE 2.  CHANGE IN FISCAL REPORTING PERIODS.

         Effective January 1, 1994, CSXT changed its fiscal reporting periods from four calendar quarters to four 13-week quarters. Fiscal year 1994 began on January 1, 1994, and will include 52 weeks. The four 13-week quarters will end on April 1, July 1, September 30 and December 30, 1994.

NOTE 3.  ACCOUNTING CHANGE.

         Effective January 1, 1994, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for
Postemployment Benefits." SFAS No. 112 requires that certain benefits provided to former or inactive employees, after employment but before retirement, such as workers' compensation and disability benefits, be accrued if attributable to employees' service already rendered. The financial statement impact of adopting SFAS No. 112 was not significant.

NOTE 4.  ACCOUNTS RECEIVABLE.

         CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all freight accounts receivable to CSX Trade Receivables Corporation ("CTRC"), a wholly-owned subsidiary of CSX. At April 1, 1994, and December 31, 1993, accounts receivable sold under this agreement totaled $541 million and $556 million, respectively. In addition, CSXT has a five-year revolving agreement with a financial institution to sell with recourse on a monthly basis, an undivided ownership interest in all miscellaneous accounts receivable. At April 1, 1994 and December 31, 1993, accounts receivable sold under this agreement totaled $47 million and $50 million, respectively. CSXT has retained the collection and servicing responsibility with respect to all accounts receivable sold.

         PAGE 7
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                      (All Tables in Millions of Dollars)

NOTE 5.  OTHER INCOME (EXPENSE).
                                                        Quarter Ended
                                                   April 1,      March 31,
                                                     1994          1993
                                                  ---------      ----------
Interest Income                                     $    7        $    7
Fees Related to Accounts Receivable Sold               (11)           (8)
Miscellaneous                                           (4)           (1)
                                                    ------        ------
     Total Expense                                  $   (8)       $   (2)
                                                    ======        ======

NOTE 6.  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES.

                                                   April 1,      December 31,
                                                     1994           1993
                                                   ---------     ------------
Trade Accounts Payable                              $  474        $  457
Labor and Fringe Benefits (a)                          320           337
Interest, Taxes and Other                               91           180
Casualty Reserves                                      137           137
                                                    ------        ------
     Total                                          $1,022        $1,111
                                                    ======        ======

     (a) Labor and Fringe Benefits includes separation liabilities of $46 million at April 1, 1994 and $26 million at December 31, 1993.

NOTE 7.  INCOME TAXES.

         The effective income tax rate for the first quarter of 1994 reflects the federal statutory rate of 35 percent. The federal statutory rate for the first quarter of 1993 was 34 percent.

NOTE 8.  CONTINGENCIES.

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

         PAGE 8
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                      (All Tables in Millions of Dollars)

NOTE 8.  CONTINGENCIES, Continued

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

NOTE 9.  RELATED PARTIES.

         Cash and cash equivalents at April 1, 1994 and December 31, 1993, includes $160 million and $336 million, respectively, representing amounts due from CSX for CSXT's participation in the CSX cash management plan. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to repay all amounts due on demand should circumstances require.
The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.

         PAGE 9
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                      (All Tables in Millions of Dollars)

NOTE 9.  RELATED PARTIES, Continued

         Effective January 1, 1994, CSXT entered into a loan agreement with Customized Transportation, Inc. ("CTI"), a wholly-owned subsidiary of CSX, whereby CTI borrowed $40 million from CSXT. Interest is due from CTI semi-annually commencing June 30, 1994, with the entire principal amount due on January 1, 2001. Interest income for the first quarter 1994 was $1 million.

         CSXT has formal long-term borrowings from CSX which mature from 1994 to 2012 and total $79 million at April 1, 1994, and $86 million at December 31, 1993. Interest expense on borrowings from CSX was $2 million for the first quarter of 1994 and 1993.

         Included in Materials, Supplies and Other expense are amounts related to a management service fee charged by CSX, data processing related charges from CSX Technology, Inc. ("Technology"), and the reimbursement, under an operating agreement, from CSX Intermodal, Inc. ("CSXI"), for costs incurred by CSXT related to intermodal operations. Technology and CSXI are wholly-owned subsidiaries of CSX. Materials, Supplies and Other expense includes net expense of $64 million for the first quarter of 1994 and $56 million for the first quarter of 1993 relating to the above arrangements.

         CSXT has an operating lease agreement with CSXI for 3,400 rebuilt coal gondola cars. The cars were previously owned and rebuilt by CSXT, and were subsequently sold to CSXI at book value. These cars are presently being leased by CSXT through March 2006. In addition, CSXT is leasing 65 locomotives from CSXI pursuant to a pre-existing operating lease agreement acquired by CSXI from a third party. These locomotives are being leased by CSXT through May 2008. In the first quarter of 1994 and 1993, rent expense includes $5 million associated with the CSXI lease agreements noted above.

         Page 10

ITEM 2.  MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

First Quarter 1994 Compared With 1993
- - -------------------------------------

         Net earnings for the 1994 first quarter were $73 million versus $56 million for last year's first quarter.

         Transportation operating income rose $31 million or 30 percent, to $134 million for the first quarter of 1994, from $103 million in the prior-year quarter. The results were driven by a 3 percent increase in revenue, continued commitment to cost reductions and close attention to safety.

                                 TRANSPORTATION OPERATING INCOME
                                      (Millions of Dollars)
                                 ------------------------------
                                    Quarter Ended
                                 --------------------
                                 April 1,   March 31,   Percent
                                   1994       1993      Change
                                 --------   ---------   -------
Operating Revenue
  Merchandise                    $  758      $  720         5 %
  Coal                              339         340        -- %
  Other                              23          26       (12)%
                                 ------      ------
    Total                         1,120       1,086         3 %
Operating Expense                   986         983        -- %
                                 ------      ------
Operating Income                 $  134      $  103        30 %
                                 ======      ======

         Traffic surged late in the first quarter of 1994 as industries began recovering from the severe winter conditions. For the first quarter of 1994, a 4 percent increase in traffic boosted transportation operating revenue 3 percent versus the 1993 prior-year quarter. Metals, minerals and automotive shipments for the first quarter of 1994 jumped 21 percent, 16 percent and 14 percent, respectively, over 1993's first quarter levels, reflecting the underlying strength of the industrial sector of the U.S. economy.

         Coal originations strengthened late in the first quarter of 1994 as weather conditions improved, reaching a total of 36.1 million tons versus 36.5 million tons in the first quarter of 1993. Shipments to utilities, which are anticipated to show gains through the rest of the year, edged up 1 percent from 1993's first quarter, to 24.9 million tons. Export traffic for the first quarter of 1994 was 4.2 million tons, 1.2 million tons below the prior-year level. Coal shipments to other users climbed 9 percent to 7 million tons for the first quarter of 1994 from the 1993 first quarter.

         Transportation operating expense was $986 million in the quarter compared to $983 million in the first quarter of 1993. First quarter 1994 expense included train crew overtime, relief train crews and damage to track and signal systems directly attributable to the severe weather conditions. Without these items, first quarter 1994 operating expense would have been lower than the prior-year amount.
                                    - 10 -



         PAGE 11

ITEM 2.  MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS, CONTINUED

OUTLOOK
- - -------

         During the remainder of 1994, CSXT will continue its ongoing commitment to improve productivity, lower the cost base and improve its operating ratio.

         CSXT faced severe winter related problems during the early part of 1994, which negatively affected coal loadings and increased operating expense. However, the company has seen a rebound in coal traffic as customers began restoring stockpiles following extended United Mine Workers' strikes of 1993 and record low temperatures during the first quarter of 1994. Export coal tonnage, although depressed due to slow economies abroad, is expected to exceed 1993 levels. CSXT merchandise traffic, reflecting the underlying strength of the industrial sector of the U.S. economy, is expected to trend up with the economy.





































                                    - 11 -



         PAGE 12

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

           (b) Reports on Form 8-K

               1. None.


                                   SIGNATURE
                                   ---------


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            CSX TRANSPORTATION, INC.


                                            /s/ GREGORY R. WEBER
                                            ------------------------
                                            Gregory R. Weber
Dated:  May 3, 1994                         (Principal Accounting Officer)




























                                    - 12 -