Form 10-Q
period 1994-07-01
CSX TRANSPORTATION INC
filed 1994-07-28
CIK 88128

PAGE 1
                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended July 1, 1994

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 1, 1994: 9,061,038 shares

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

         PAGE 2
                           CSX TRANSPORTATION, INC.
                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JULY 1, 1994
                                     INDEX




PART I.  FINANCIAL INFORMATION                             Page Number

Item 1.  Financial Statements

1.    Consolidated Statement of Earnings -
        Quarters and Six Months Ended July 1, 1994 and
        June 30, 1993                                           3

2.    Consolidated Statement of Cash Flows -
        Six Months Ended July 1, 1994 and June 30, 1993         4

3.    Consolidated Statement of Financial Position -
        At July 1, 1994 and December 31, 1993                   5

Notes to Consolidated Financial Statements                      6


Item 2.

Management's Analysis and Results of Operations                10


PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      12

Signature                                                      12

         PAGE 3
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      Consolidated Statement of Earnings
                             (Millions of Dollars)

                                     Quarter Ended           Six Months Ended
                                  -------------------       ------------------
                                  July 1,    June 30,        July 1,  June 30,
                                   1994        1993           1994      1993
                                  -------     -------       --------  --------

OPERATING REVENUE
  Merchandise                     $  786     $  739          $ 1,544  $  1,459
  Coal                               363        354              702       694
  Other                               26         28               49        54
                                  ------     ------          -------  --------
    Transportation                 1,175      1,121            2,295     2,207
    Non-Transportation                15         13               22        21
                                  ------     ------          -------  --------
        Total                      1,190      1,134            2,317     2,228
                                  ------     ------          -------  --------
OPERATING EXPENSE
  Labor and Fringe Benefits          453        442              918       900
  Materials, Supplies and Other      248        259              515       523
  Equipment Rent                     100         99              198       200
  Depreciation                        93         93              186       186
  Fuel                                61         63              124       130
                                  ------     ------          -------  --------
    Transportation                   955        956            1,941     1,939
    Non-Transportation                 5          6               11        12
                                  ------     ------          -------  --------
        Total                        960        962            1,952     1,951
                                  ------     ------          -------  --------
OPERATING INCOME                     230        172              365       277

Other Income (Expense)                (1)        41               (9)       39

Interest Expense                      13         15               25        31
                                  ------     ------          -------  --------
EARNINGS BEFORE INCOME TAXES         216        198              331       285

Income Tax Expense                    79         67              122        98
                                  ------     ------          -------  --------
NET EARNINGS                      $  137     $  131          $   209  $    187
                                  ======     ======          =======  ========


See accompanying Notes to Consolidated Financial Statements.

         PAGE 4
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                             (Millions of Dollars)

                                                        Six Months Ended
                                                       ------------------
                                                       July 1,   June 30,
                                                        1994       1993
                                                       -----      ------
OPERATING ACTIVITIES
  Net Earnings                                         $ 209      $  187
  Adjustments to Reconcile Earnings to
    Cash Provided
      Depreciation                                       186         186
      Deferred Income Taxes                               73          76
      Productivity/Restructuring Charge Payments         (56)        (46)
      Other Operating Activities                          18         (66)
      Changes in Operating Assets and Liabilities
        Accounts Receivable                              (11)          9
        Materials and Supplies                           (16)        (13)
        Other Current Assets                               9          (6)
        Accounts Payable and Other Current Liabilities   (92)         13
                                                       -----       -----
        Cash Provided by Operating Activities            320         340
                                                       -----       -----
INVESTING ACTIVITIES
  Property Additions                                    (231)       (262)
  Other Investing Activities                              32          74
                                                       -----       -----
        Cash Used by Investing Activities               (199)       (188)
                                                       -----       -----
FINANCING ACTIVITIES
  Long-Term Debt Issued                                   53          80
  Long-Term Debt Repaid                                  (62)       (107)
  Long-Term Debt Repaid to Parent                        (86)        ---
  Dividends Paid                                         (29)        (14)
  Other Financing Activities                             (41)         (9)
                                                       -----       -----
        Cash Used by Financing Activities               (165)        (50)
                                                       -----       -----
CASH AND CASH EQUIVALENTS
  (Decrease) Increase in Cash and Cash Equivalents       (44)        102

  Cash and Cash Equivalents at Beginning of Period       272         248
                                                       -----       -----
  Cash and Cash Equivalents at End of Period           $ 228       $ 350
                                                       =====       =====


See accompanying Notes to Consolidated Financial Statements.

         PAGE 5
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                 Consolidated Statement of Financial Position
                             (Millions of Dollars)

                                                     July 1,     December 31,
                                                      1994           1993
                                                  ------------   ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents                       $   228        $   272
    Accounts Receivable                                 111             98
    Materials and Supplies                              132            116
    Deferred Income Taxes                               114            103
    Other Current Assets                                 34             43
                                                    -------        -------
      Total Current Assets                              619            632
                                                    -------        -------
  Properties and Other Assets
    Properties                                       12,785         12,704
    Less Accumulated Depreciation                     4,121          4,073
                                                    -------        -------
      Properties - Net                                8,664          8,631
    Affiliates and Other Companies                      194            155
    Other Assets                                        253            235
                                                    -------        -------
      Total Properties and Other Assets               9,111          9,021
                                                    -------        -------
      Total Assets                                  $ 9,730        $ 9,653
                                                    =======        =======
LIABILITIES AND SHAREHOLDER'S EQUITY
  Current Liabilities
    Accounts Payable and Other Current Liabilities  $ 1,031        $ 1,111
    Current Maturities of Long-Term Debt                 80             87
    Due to Parent Company                                22             40
                                                    -------        -------
      Total Current Liabilities                       1,133          1,238
                                                    -------        -------
  Deferred Income Taxes                               2,021          1,937
                                                    -------        -------
  Long-Term Liabilities and Deferred Gains            1,619          1,631
                                                    -------        -------
  Long-Term Debt                                        591            593
                                                    -------        -------
  Due to Parent Company                                 ---             69
                                                    -------        -------
  Shareholder's Equity
    Common Stock                                        181            181
    Other Capital                                     1,047          1,047
    Retained Earnings                                 3,138          2,957
                                                    -------        -------
      Total Shareholder's Equity                      4,366          4,185
                                                    -------        -------
      Total Liabilities and Shareholder's Equity    $ 9,730        $ 9,653
                                                    =======        =======

See accompanying Notes to Consolidated Financial Statements.
                                     - 5 -



         PAGE 6
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (All Tables in Millions of Dollars)

NOTE 1.  BASIS OF PRESENTATION.

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Transportation, Inc. ("CSXT") and its majority-owned subsidiaries as of July 1, 1994, and December 31, 1993, and the results of operations for the quarters and six months ended July 1, 1994, and June 30, 1993, and its cash flows for the six months ended July 1, 1994 and June 30, 1993, such adjustments being of a normal recurring nature. CSXT is a wholly-owned subsidiary of CSX Corporation ("CSX").

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

NOTE 4.  ACCOUNTS RECEIVABLE.

         CSXT has an ongoing agreement to sell without recourse on a monthly basis, an undivided percentage ownership interest in all freight accounts receivable to CSX Trade Receivables Corporation ("CTRC"), a wholly-owned subsidiary of CSX. At July 1, 1994, and December 31, 1993, accounts receivable sold under this agreement totaled $566 million and $556 million, respectively. In addition, CSXT has a five-year revolving agreement with a financial institution to sell with recourse on a monthly basis, an undivided ownership interest in all miscellaneous accounts receivable. At July 1, 1994 and December 31, 1993, accounts receivable sold under this agreement totaled $46 million and $50 million, respectively. CSXT has retained the collection and servicing responsibility with respect to all accounts receivable sold.

         PAGE 7
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                      (All Tables in Millions of Dollars)

NOTE 5.  OTHER INCOME (EXPENSE).
                                      Quarter Ended        Six Months Ended
                                  July 1,      June 30,    July 1,    June 30,
                                   1994          1993        1994       1993
                                 -------      --------      -------    -------
Interest Income                   $    8        $    8     $    15    $    15
Gain on South Florida Track Sale
  Transaction                         22            20          22         20
Gain (Loss) on Investment
  Transaction                        (14)           26         (14)        26
Fees Related to
  Accounts Receivable Sold           (11)           (8)        (22)       (16)
Miscellaneous                         (6)           (5)        (10)        (6)
                                   ------         ------      ------    ------
   Total                          $   (1)       $   41          (9)        39
                                   ======         ======      ======   ======

NOTE 6.  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES.

                                                    July 1,      December 31,
                                                     1994            1993
                                                    -------      ------------
Trade Accounts Payable                              $  459        $  457
Labor and Fringe Benefits                              330           337
Interest, Taxes and Other                              105           180
Casualty Reserves                                      137           137
                                                    ------        ------
     Total                                          $1,031        $1,111
                                                    ======        ======

NOTE 7.  INCOME TAXES.

         The effective income tax rate for the second quarter and first six months of 1994 reflects the federal statutory rate of 35 percent. The federal statutory rate for the second quarter and first six months of 1993 was 34 percent.

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

NOTE 9.  RELATED PARTIES.

         Cash and cash equivalents at July 1, 1994 and December 31, 1993, includes $268 million and $336 million, respectively, representing amounts due from CSX for CSXT's participation in the CSX cash management plan. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to repay all amounts due on demand should circumstances require.
The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.

         PAGE 9
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                      (All Tables in Millions of Dollars)

NOTE 9.  RELATED PARTIES, Continued

         Effective January 1, 1994, CSXT entered into a loan agreement with Customized Transportation, Inc. ("CTI"), a wholly-owned subsidiary of CSX, whereby CTI borrowed $40 million from CSXT. Interest is due from CTI semi-annually commencing June 30, 1994, with the entire principal amount due on January 1, 2001. Interest income related to the CTI loan for the second quarter 1994 was $1 million.

         In the second quarter of 1994, CSXT repaid early the remaining formal long-term borrowings from CSX. The balance at December 31, 1993 was $86 million. Interest expense on borrowings from CSX was $2 million for the second quarter of 1994 and 1993.

         Included in Materials, Supplies and Other expense are amounts related to a management service fee charged by CSX, data processing related charges from CSX Technology, Inc. ("Technology"), and the reimbursement, under an operating agreement, from CSX Intermodal, Inc. ("CSXI"), for costs incurred by CSXT related to intermodal operations. Technology and CSXI are wholly-owned subsidiaries of CSX. Materials, Supplies and Other expense includes net expense of $49 million for the second quarter of 1994 and $55 million for the second quarter of 1993 relating to the above arrangements.

         CSXT has an operating lease agreement with CSXI for 3,400 rebuilt coal gondola cars. The cars were previously owned and rebuilt by CSXT, and were subsequently sold to CSXI at book value. These cars are presently being leased by CSXT through March 2006. In addition, CSXT is leasing 65 locomotives from CSXI pursuant to a pre-existing operating lease agreement acquired by CSXI from a third party. These locomotives are being leased by CSXT through May 2008. In the second quarter of 1994 and 1993, rent expense includes $5 million associated with the CSXI lease agreements noted above.

         Page 10

ITEM 2.  MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

Second Quarter 1994 Compared With 1993
- --------------------------------------

         Net earnings for the 1994 second quarter were $137 million versus $131 million for last year's second quarter.

         Transportation operating income rose $55 million or 33 percent, to $220 million for the second quarter of 1994, from $165 million in the prior-year quarter. The results were driven by a 5 percent increase in revenue, and the continued success of cost-cutting programs.

                                 TRANSPORTATION OPERATING INCOME
                                     (Millions of Dollars)
                                 -------------------------------
                       Quarter Ended                Six Months Ended
                     ------------------            ------------------
                     July 1,   June 30,  Percent   July 1,   June 30,  Percent
                      1994      1993     Change     1994       1993    Change
                     --------  --------  -------   -------   --------  -------
Operating Revenue
  Merchandise        $  786     $  739     6%       $ 1,544   $  1,459   6%
  Coal                  363        354     3%           702        694   1%
  Other                  26         28    (7%)           49         54  (9%)
                     ------     ------              -------   --------
    Total             1,175      1,121     5%         2,295      2,207   4%
Operating Expense       955        956     1%         1,941      1,939  ---
                     ------     ------              -------   --------
Operating Income     $  220     $  165    33%       $   354   $    268  32%
                     ======     ======              =======   ========

         For the second quarter of 1994, merchandise traffic grew 7 percent, with by gains in metals, minerals, automotive shipments, and food and consumer products. Metals, minerals, automotive shipments and food and consumer products for the second quarter of 1994 jumped 10 percent, 14 percent, 13 percent, and 12 percent respectively, over 1993's second quarter levels.

         Domestic coal demand offset continued weakness in export coal to raise volume to 38.6 million tons, 2 percent above 1993's second quarter level. Coal shipments to utility, industrial and cogeneration users increased to 35.4 million tons in the second quarter of 1994, up from 33.3 million tons in the second quarter of 1993. Export coal totaled 3.2 million tons for the second quarter of 1994, compared with 4.4 million tons in the prior-year quarter. The decline in export coal was due to decreased foreign demand, more attractive domestic markets and increased foreign competition.









                                    - 10 -



         PAGE 11

ITEM 2.  MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS, CONTINUED

Second Quarter 1994 Compared With 1993, Continued
- -------------------------------------------------

         Transportation operating expense was $955 million in the quarter compared to $956 million in the second quarter of 1993. Despite higher traffic levels, transportation operating expense was held nearly flat over the expense level in the prior-year quarter. Labor and fringe benefit expense increased about 2 percent due to the greater number of train crews required to handle the higher traffic as well as a modest wage increase mandated by the Presidential Emergency Board No. 219.

First Six Months 1994 Compared to 1993
- --------------------------------------

         For the first six months ended July 1, 1994, CSXT reported net earnings of $209 million, up 11.8 percent in comparison to 1993. Continuing cost control efforts held expenses to 1993 levels while the improved domestic economy bolstered traffic and increased revenues 4 percent.

OUTLOOK
- -------

         For the balance of 1994, CSXT anticipates favorable revenue levels compared with 1993. The higher revenue levels are anticipated to result from the strong domestic economy. The company also plans to continue the intense focus on productivity improvements and expense control throughout the company over the next six months.

         Entering the second half of 1994, CSXT is experiencing solid demand for coal shipments as U.S. utilities rebuild inventories depleted by 1993's United Mine Workers strikes and unusually high demand during severe winter weather. Export coal shipments, however, remain weak, as a result of depressed demand from abroad, foreign competition and the strong domestic market. CSXT merchandise traffic, reflecting the underlying strength of the U.S. industrial sector, is expected to trend with the economy. CSXT experienced only slight interruptions of service and no structural damage during mid-July flooding in the southeastern U.S.

         CSXT will monitor and be actively involved in industrywide labor contract negotiations which are expected to begin in late 1994. These negotiations have traditionally taken place over a number of months and have not resulted in any extended work stoppages.











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




                                            CSX TRANSPORTATION, INC.


                                            /s/ GREGORY R. WEBER
                                            ------------------------
                                            Gregory R. Weber
Dated:  July 28, 1994                       (Principal Accounting Officer)




























                                    - 12 -