Form 10-Q
period 1994-09-30
CSX TRANSPORTATION INC
filed 1994-10-28
CIK 88128

PAGE 1
                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended September 30, 1994

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1994: 9,061,038 shares

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

         PAGE 2
                           CSX TRANSPORTATION, INC.
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994
                                     INDEX




PART I.  FINANCIAL INFORMATION                             Page Number

Item 1.  Financial Statements

1.    Consolidated Statement of Earnings -
        Quarters and Nine Months Ended September 30, 1994
        and 1993                                                3

2.    Consolidated Statement of Cash Flows -
        Nine Months Ended September 30, 1994 and 1993           4

3.    Consolidated Statement of Financial Position -
        At September 30, 1994 and December 31, 1993             5

Notes to Consolidated Financial Statements                      6


Item 2.

Management's Analysis and Results of Operations                10


PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      12

Signature                                                      12

         PAGE 3
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      Consolidated Statement of Earnings
                             (Millions of Dollars)

                                     Quarter Ended          Nine Months Ended
                                  -------------------       ------------------
                                     September 30,             September 30,
                                   1994        1993           1994      1993
                                  -------     -------       --------  --------

OPERATING REVENUE
  Merchandise                     $  733     $  693          $ 2,277  $  2,152
  Coal                               384        340            1,086     1,034
  Other                               30         29               79        83
                                  ------     ------          -------  --------
    Transportation                 1,147      1,062            3,442     3,269
    Non-Transportation                26         19               48        40
                                  ------     ------          -------  --------
        Total                      1,173      1,081            3,490     3,309
                                  ------     ------          -------  --------
OPERATING EXPENSE
  Labor and Fringe Benefits          468        446            1,386     1,346
  Materials, Supplies and Other      262        267              777       790
  Equipment Rent                      96         93              294       293
  Depreciation                        93         92              279       278
  Fuel                                62         55              186       185
                                  ------     ------          -------  --------
    Transportation                   981        953            2,922     2,892
    Non-Transportation                 8          5               19        17
                                  ------     ------          -------  --------
        Total                        989        958            2,941     2,909
                                  ------     ------          -------  --------
OPERATING INCOME                     184        123              549       400

Other Income (Expense)                (7)        (4)             (16)       35

Interest Expense                      10         15               35        46
                                  ------     ------          -------  --------
EARNINGS BEFORE INCOME TAXES         167        104              498       389

Income Tax Expense                    62         85              184       183
                                  ------     ------          -------  --------
NET EARNINGS                      $  105     $   19          $   314  $    206
                                  ======     ======          =======  ========


See accompanying Notes to Consolidated Financial Statements.

         PAGE 4
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                             (Millions of Dollars)

                                                        Nine Months Ended
                                                        ------------------
                                                           September 30,
                                                         1994       1993
                                                        ------     ------
OPERATING ACTIVITIES
  Net Earnings                                          $ 314      $ 206
  Adjustments to Reconcile Earnings to
    Cash Provided
      Depreciation                                        279        279
      Deferred Income Taxes                               113        149
      Productivity/Restructuring Charge Payments          (83)      (215)
      Other Operating Activities                           28        (51)
      Changes in Operating Assets and Liabilities
        Accounts Receivable                               (58)        (3)
        Materials and Supplies                              6        (14)
        Other Current Assets                                7         14
        Accounts Payable and Other Current Liabilities    (33)        10
                                                        -----      -----
        Cash Provided by Operating Activities             573        375
                                                        -----      -----
INVESTING ACTIVITIES
  Property Additions                                     (371)      (389)
  Other Investing Activities                               22         86
                                                        -----      -----
        Cash Used by Investing Activities                (349)      (303)
                                                        -----      -----
FINANCING ACTIVITIES
  Long-Term Debt Issued                                    53         80
  Long-Term Debt Repaid                                   (79)      (133)
  Long-Term Debt Repaid to Parent                         (86)       ---
  Dividends Paid                                          (28)       (21)
  Other Financing Activities                              (40)       (10)
                                                        -----      -----
        Cash Used by Financing Activities                (180)       (84)
                                                        -----      -----
CASH AND CASH EQUIVALENTS
  (Decrease) Increase in Cash and Cash Equivalents         44        (12)

  Cash and Cash Equivalents at Beginning of Period        272        248
                                                        -----      -----
  Cash and Cash Equivalents at End of Period            $ 316      $ 236
                                                        =====      =====


See accompanying Notes to Consolidated Financial Statements.

         PAGE 5
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                 Consolidated Statement of Financial Position
                             (Millions of Dollars)

                                                  September 30,  December 31,
                                                      1994           1993
                                                  -------------  ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents                       $   316        $   272
    Accounts Receivable                                 229             98
    Materials and Supplies                              110            116
    Deferred Income Taxes                               209            103
    Other Current Assets                                 36             43
                                                    -------        -------
      Total Current Assets                              900            632
                                                    -------        -------
  Properties and Other Assets
    Properties                                       12,838         12,704
    Less Accumulated Depreciation                     4,131          4,073
                                                    -------        -------
      Properties - Net                                8,707          8,631
    Affiliates and Other Companies                      204            155
    Other Assets                                        168            235
                                                    -------        -------
      Total Properties and Other Assets               9,079          9,021
                                                    -------        -------
      Total Assets                                  $ 9,979        $ 9,653
                                                    =======        =======
LIABILITIES AND SHAREHOLDER'S EQUITY
  Current Liabilities
    Accounts Payable and Other Current Liabilities  $ 1,161        $ 1,111
    Current Maturities of Long-Term Debt                 77             87
    Due to Parent Company                                29             40
                                                    -------        -------
      Total Current Liabilities                       1,267          1,238
                                                    -------        -------
  Deferred Income Taxes                               2,156          1,937
                                                    -------        -------
  Long-Term Liabilities and Deferred Gains            1,507          1,631
                                                    -------        -------
  Long-Term Debt                                        578            593
                                                    -------        -------
  Due to Parent Company                                 ---             69
                                                    -------        -------
  Shareholder's Equity
    Common Stock                                        181            181
    Other Capital                                     1,047          1,047
    Retained Earnings                                 3,243          2,957
                                                    -------        -------
      Total Shareholder's Equity                      4,471          4,185
                                                    -------        -------
      Total Liabilities and Shareholder's Equity    $ 9,979        $ 9,653
                                                    =======        =======

See accompanying Notes to Consolidated Financial Statements.
                                     - 5 -



         PAGE 6
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (All Tables in Millions of Dollars)

NOTE 1.  BASIS OF PRESENTATION.

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Transportation, Inc. ("CSXT") and its majority-owned subsidiaries as of September 30, 1994 and 1993, and the results of operations for the quarters and nine months ended September 30, 1994 and 1993, and its cash flows for the nine months ended September 30, 1994 and 1993, such adjustments being of a normal recurring nature. CSXT is a wholly-owned subsidiary of CSX Corporation ("CSX").

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

NOTE 4.  ACCOUNTS RECEIVABLE.

         CSXT has an ongoing agreement to sell without recourse on a monthly basis, an undivided percentage ownership interest in all freight accounts receivable to CSX Trade Receivables Corporation ("CTRC"), a wholly-owned subsidiary of CSX. At September 30, 1994, and December 31, 1993, accounts receivable sold under this agreement totaled $539 million and $556 million, respectively. In addition, CSXT has a five-year revolving agreement with a financial institution to sell with recourse on a monthly basis, an undivided ownership interest in all miscellaneous accounts receivable. At September 30, 1994 and December 31, 1993, accounts receivable sold under this agreement totaled $46 million and $50 million, respectively. CSXT has retained the collection and servicing responsibility with respect to all accounts receivable sold.


         PAGE 7
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                      (All Tables in Millions of Dollars)

NOTE 5.  OTHER INCOME (EXPENSE).
                                     Quarter Ended          Nine Months Ended
                                     September 30,            September 30,
                                   1994          1993        1994       1993
                                 -------      --------      -------    -------
Interest Income                    $   8        $   6         $  23     $  21
Gain on South Florida Track Sale
  Transaction                        ---          ---            22        20
Gain (Loss) on Investment
  Transaction                         (2)         ---           (16)       26
Fees Related to
  Accounts Receivable Sold           (12)          (8)          (34)      (24)
Miscellaneous                         (1)          (2)          (11)       (8)
                                   -----        -----         -----     -----
  Total                            $  (7)       $  (4)        $ (16)    $  35
                                   =====        =====         =====     =====

NOTE 6.  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES.
                                                 September 30,   December 31,
                                                     1994            1993
                                                 -------------   ------------
Trade Accounts Payable                              $  479        $  457
Labor and Fringe Benefits                              371           337
Interest, Taxes and Other                              177           180
Casualty Reserves                                      134           137
                                                    ------        ------
     Total                                          $1,161        $1,111
                                                    ======        ======
NOTE 7.  INCOME TAXES.

         The effective income tax rate for the third quarter and first nine months of 1994 reflects the federal statutory rate of 35 percent.

         In the third quarter of 1993, CSXT revised its estimated annual effective tax rate to reflect the change in the federal statutory rate from 34 to 35 percent. The effect of this change was to increase income tax expense for the third quarter of 1993 by $50 million. Of this amount, $46 million related to applying the newly enacted statutory income tax rate to deferred tax balances as of December 31, 1992.

NOTE 8.  CONTINGENCIES.

         CSXT is a party to various proceedings brought both by private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party in a number of governmental investigations and actions relating to environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund Statute ("Superfund") or corresponding state statutes. The majority of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund typically involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.
                                     - 7 -



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

NOTE 9.  RELATED PARTIES.

         Cash and cash equivalents at September 30, 1994 and December 31, 1993, includes $334 million and $336 million, respectively, representing amounts due from CSX for CSXT's participation in the CSX cash management plan. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to repay all amounts due on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.


         PAGE 9
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                      (All Tables in Millions of Dollars)

NOTE 9.  RELATED PARTIES, Continued

         Effective January 1, 1994, CSXT entered into a loan agreement with Customized Transportation, Inc. ("CTI"), a wholly-owned subsidiary of CSX, whereby CTI borrowed $40 million from CSXT. Interest is due from CTI semi-annually commencing June 30, 1994, with the entire principal amount due on January 1, 2001. Interest income related to the CTI loan for the third quarter 1994 was $600 thousand.

         In the second quarter of 1994, CSXT repaid early the remaining formal long-term borrowings from CSX. The balance at December 31, 1993 was $86 million. Interest expense on borrowings from CSX was $2 million for the third quarter of 1993.

         Included in Materials, Supplies and Other expense are amounts related to a management service fee charged by CSX, data processing related charges from CSX Technology, Inc. ("Technology"), and the reimbursement, under an operating agreement, from CSX Intermodal, Inc. ("CSXI"), for costs incurred by CSXT related to intermodal operations. Technology and CSXI are wholly-owned subsidiaries of CSX. Materials, Supplies and Other expense includes net expense of $57 million for the third quarter of 1994 and $53 million for the third quarter of 1993 relating to the above arrangements.

         CSXT has an operating lease agreement with CSXI for 3,400 rebuilt coal gondola cars. The cars were previously owned and rebuilt by CSXT, and were subsequently sold to CSXI at book value. These cars are presently being leased by CSXT through March 2006. In addition, CSXT is leasing 65 locomotives from CSXI pursuant to a pre-existing operating lease agreement acquired by CSXI from a third party. These locomotives are being leased by CSXT through May 2008. In the third quarter of 1994 and 1993, rent expense includes $5 million associated with the CSXI lease agreements noted above.





















         Page 10

ITEM 2.  MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

Third Quarter 1994 Compared With 1993
- -------------------------------------

         Net earnings for the 1994 third quarter were $105 million versus $19 million for last year's third quarter.

         Transportation operating income rose $57 million or 5 percent, to $166 million for the third quarter of 1994, from $109 million in the prior-year quarter. Driving the 1994 third-quarter results were double-digit traffic gains in several commodity groups and the continued success of the unit's cost-control and expense-reduction programs.

                                 TRANSPORTATION OPERATING INCOME
                                     (Millions of Dollars)
                                 -------------------------------
                       Quarter Ended               Nine Months Ended
                     ------------------            ------------------
                       September 30,     Percent     September 30,     Percent
                      1994      1993     Change     1994       1993    Change
                     --------  --------  -------   -------   --------  -------
Operating Revenue
  Merchandise         $  733    $  693    6 %       $2,277    $2,152    6 %
  Coal                   384       340   13 %        1,086     1,034    5 %
  Other                   30        29    3 %           79        83   (5)%
                      ------    ------              ------    ------
    Total              1,147     1,062    8 %        3,442     3,269    5 %
Operating Expense        981       953   (3)%        2,922     2,892   (1)%
                      ------    ------              ------    ------
Operating Income      $  166    $  109    5 %       $  520    $  377   38 %
                      ======    ======              ======    ======

         Rail revenue, at $1.1 billion for the third quarter of 1994, rose $85 million, or 8 percent, from the prior-year quarter. Echoing the continued strength of the U.S. industrial sector, merchandise carloadings rose 6 percent for the third quarter of 1994 overall and revenue increased a like amount.
The strongest revenue gains were achieved by a 20 percent increase in metals, 12 percent increase in minerals and an 11 percent increase in auto's over the 1993 third quarter.

         Coal shipments rose 10 percent from the 1993 third quarter level to
39.5 million tons, as domestic utilities continued to build stockpiles that were depleted from 1993's United Mine Workers strike and harsh weather conditions of early 1994. Utility shipments increased to 26.1 million tons in the third quarter of 1994 from 24.1 million tons in 1993's third quarter. Export coal loadings strengthened, edging up 8 percent in 1994's third quarter to 4 million tons, compared with 3.7 million tons in the prior-year quarter. However, soft European demand for coal and competitive pressures continue to limit demand for U.S. coal in the world market.

         Transportation operating expense was $981 million in the quarter compared to $953 million in the third quarter of 1993. Despite an 8 percent increase in carloads handled, rail operating expense increased only 3 percent

         PAGE 11

ITEM 2.  MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS, CONTINUED

Third Quarter 1994 Compared With 1993, Continued
- ------------------------------------------------

over the expense level in the prior-year quarter. The control of operating expense resulted in an 85.5 percent operating ratio in the third quarter of 1994, a solid improvement over the prior-year third quarter operating ratio of
89.7 percent.

First Nine Months 1994 Compared to 1993
- ---------------------------------------

         For the first nine months ended September 30, 1994, CSXT reported net earnings of $314 million versus $206 million for the nine months ended September 30, 1993. The 1993 results include the $50 million impact of the corporate income tax rate change. Excluding the effect of this corporate income tax change, CSXT would have earned $256 million for the first nine months of 1993.

         The results for the first nine months of 1994 reflect the continued strength of the U.S. economy. The improving economic conditions increased the demand for CSXT transportation services. In addition, the long-term efforts to reduce expense and improve productivity led to the high level of operating income.

OUTLOOK
- -------

         In the fourth quarter of 1994, CSXT anticipates favorable revenue levels compared with 1993. The higher revenue levels are expected to result from the strong domestic economy. The company also plans to continue the intense focus on productivity improvements and expense controls throughout the company.

         Entering the fourth quarter of 1994, CSXT is experiencing solid demand for domestic coal shipments as U.S. utilities continue to rebuild inventories depleted by 1993's United Mine Workers strikes and the harsh winter conditions of early 1994. Export coal shipments, however, will continue to be affected by soft European demand and foreign competition. CSXT merchandise traffic, reflecting the underlying strength of the U.S. industrial sector, is expected to remain strong for the remainder of the year.

         CSXT will monitor and be actively involved in industrywide labor contract negotiations which are expected to begin in late 1994. These negotiations have traditionally taken place over a number of months and have not resulted in any extended work stoppages.

         The state of Florida has notified the company of its intention to redeem the remaining amounts due on its installment purchase of 80 miles of track and right-of-way as of December 1, 1994. If consummated, the December 1, 1994 redemption would result in proceeds of approximately $100 million and the recognition of a pretax deferred gain of approximately $60 million.

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




                                            CSX TRANSPORTATION, INC.


                                            /s/ GREGORY R. WEBER
                                            ------------------------
                                            Gregory R. Weber
Dated:  October 28, 1994                    (Principal Accounting Officer)




























