Form 10-K405
period 1994-12-30
CSX TRANSPORTATION INC
filed 1995-03-09
CIK 88128

PAGE 1

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 30, 1994
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                  to
                                         ----------------    -------------------
          Commission file number  1-3359
                                  ------

                            CSX TRANSPORTATION, INC.
             (Exact name of registrant as specified in its charter)

         Virginia                                               54-6000720
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

500 Water Street, Jacksonville, FL.                                32202
(Address of principal executive offices)                         (Zip Code)

   Registrant's telephone number, including area code:         (904) 359-3100

           Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on which each
     Title of each class                           class is registered
- ----------------------------------         -------------------------------------
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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value of the voting stock at March 9, 1995, was $-0-, excluding the voting stock held by the parent of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant has 9,061,038 shares of common stock, par value $20.00, outstanding at March 9, 1995.

          PAGE 3
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                          1994 FORM 10-K ANNUAL REPORT
                                Table of Contents
Item No.                                                                 Page
- --------                                                                 ----

                                     PART I

 1.   Business                                                             4
 2.   Properties                                                           4
 3.   Legal Proceedings                                                    5
 4.   Submission of Matters to a Vote of Security Holders                  5

                                     PART II

 5.   Market for Registrant's Common Stock and Related
            Stockholder Matters                                            5
 6.   Selected Financial Data                                              5
 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            6
 8.   Financial Statements and Supplementary Data                          6
 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                            6

                                    PART III

10.  Directors, Executive Officers, Promoters
            and Control Persons of the Registrant                          6
11.  Executive Compensation                                                6
12.  Security Ownership of Certain Beneficial
            Owners and Management                                          6
13.  Certain Relationships and Related Transactions                        6


                                     PART IV

14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                            6



Signatures                                                                 8

Index to Financial Statements                                              9

          PAGE 4
                                     PART I

Items 1. & 2.  Business and Properties.

                                   General
                                   -------
          CSX Transportation, Inc. (CSXT) is engaged principally in the business of railroad transportation and operates a system comprising 18,759 miles of first main line track in 20 states principally east of the Mississippi River (exclusive of New England), southern Ontario and the District of Columbia, employing an average of 28,773 employees. It conducts railroad operations in its own name and through railroad subsidiaries.

          CSXT is a wholly-owned subsidiary of CSX Corporation (CSX). CSX is a publicly-owned Virginia corporation with headquarters at One James Center, 901 East Cary Street, Richmond, Virginia, 23219-4031. Also in the transportation field, CSX controls Sea-Land Service, Inc., an ocean container-shipping company, CSX Intermodal, Inc., an intermodal and trucking company, American Commercial Lines, Inc., which engages in inland barging and other marine-related businesses, and Customized Transportation, Inc., a contract logistics service supplier. CSX also has interests in real estate holdings, resort management and operations, and information technology.

          For information concerning business done by CSXT during 1994, see "Management's Narrative Analysis and Results of Operations" on pages 33 through 40.

                                     Roadway
                                     -------
          On December 30, 1994, CSXT's consolidated system consisted of 32,462 miles of track as follows:


                                     Track
                                     Miles
                                     -----

          First Main                18,759
          Second Main                2,945
          Passing, Crossovers
            and Turnouts             2,436
          Way and Yard Switching     8,322
                                    ------
              Total                 32,462
                                    ======

          Included above are 886 miles of leased track, 2,856 miles of track under trackage rights agreements with other railroads and 185 miles of track under operating contracts.

          PAGE 5

                                    Equipment
                                    ---------
          On December 30, 1994, CSXT and subsidiaries owned or leased the following:

                                Owned            Leased          Total
                                -----            ------          ------
      Locomotives
        Freight                 1,895               567           2,462
        Switching                 143                15             158
        Auxiliary Units           165               ---             165
                              -------           -------         -------
          Total                 2,203               582           2,785
                              =======           =======         =======

      Freight Cars
        Open Top Hoppers       24,931            10,678          35,609
        Gondolas                6,744            13,879          20,623
        Covered Hoppers        11,246             7,543          18,789
        Box Cars                9,454             5,264          14,718
        Flat Cars                 476            10,789          11,265
        Other                   2,236             1,591           3,827
                              -------           -------         -------
          Total                55,087            49,744         104,831
                              =======           =======         =======

Item 3.   Legal Proceedings.

          See Note 13 to the Consolidated Financial Statements, Contingent Liabilities and Long-Term Operating Agreements, on pages 30 and 31.

Item 4.  Submission of Matters to a Vote of Security Holders.

          Information omitted in accordance with General Instruction J(2)(c).

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

          There is no market for CSXT's common stock as CSXT is a wholly-owned subsidiary of CSX. During the years 1994, 1993 and 1992, CSXT paid dividends on its common stock aggregating $28 million, $28 million and $74 million, respectively.


Item 6.  Selected Financial Data.

          Information omitted in accordance with General Instruction J(2)(a).

          However, included as part of "Management's Narrative Analysis and Results of Operations" on page 33 is various selected financial and statistical information.



                                      - 5 -



          PAGE 6

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Information omitted in accordance with General Instruction J(2)(a).

          However, in compliance with said Instruction, see "Management's Narrative Analysis and Results of Operations" on pages 33 through 40.


Item 8.  Financial Statements and Supplementary Data.

          The consolidated financial statements of CSXT and notes thereto required in response to this item are included herein (refer to Index to Financial Statements on page 9).


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


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a) 1.   Financial Statements.

                   See Index to Financial Statements on page 9.



                                      - 6 -



          PAGE 7

              2.   Financial Statement Schedules.

                   All schedules are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the financial statements or related notes thereto.

              3.   Exhibits.

                (3.1) Articles of Incorporation, as amended, incorporated
                      herein by reference from Registrant's report on Form 10-K for the year ended December 31, 1987.

                (3.2) By-laws of the Registrant, incorporated herein by
                      reference from Registrant's report on Form 10-K for the year ended December 31, 1992.

          (b)  Reports on Form 8-K.

                  None.



































                                      - 7 -



          PAGE 8

                                   Signatures


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 1995.

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


     Signatures                                         Title
- -----------------------                  -------------------------------------

/s/ John W. Snow                         Chairman of the Board and Director
- -----------------
    John W. Snow*

/s/ Alvin R. Carpenter                   President and Chief Executive Officer
- -----------------------                  (Principal Executive Officer) and
    Alvin R. Carpenter*                  Director

/s/ Gerald L. Nichols                    Executive Vice-President and Chief
- ----------------------                   Operating Officer and Director
    Gerald L. Nichols*

/s/ Mark G. Aron                         Director
- -----------------
    Mark G. Aron*

/s/ James Ermer                          Director
- ----------------
    James Ermer*

/s/ Paul R. Goodwin                      Executive Vice President - Finance and
- --------------------                     Administration
    Paul R. Goodwin*                     (Principal Finance Officer)



/s/ PATRICIA J. AFTOORA
- -----------------------
*Patricia J. Aftoora
 (Attorney-in-Fact)                                             March 9, 1995


                                      - 8 -



          PAGE 9
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                   Index to Consolidated Financial Statements

                                                                   Page
                                                                   ----
Report of Independent Auditors                                      10


CSX Transportation, Inc. and Subsidiaries:

  Consolidated Financial Statements and Notes to Consolidated
    Financial Statements Submitted Herewith:

      Consolidated Statement of Earnings -
        Fiscal Years Ended December 30, 1994, and
        December 31, 1993 and 1992                                  11

      Consolidated Statement of Cash Flows -
        Fiscal Years Ended December 30, 1994, and
        December 31, 1993 and 1992                                  12

      Consolidated Statement of Financial Position -
        December 30, 1994 and December 31, 1993                     14

      Consolidated Statement of Retained Earnings -
        Fiscal Years Ended December 30, 1994 and
        December 31, 1993 and 1992                                  15

      Notes to Consolidated Financial Statements                    16



























                                      - 9 -



          PAGE 10

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
                -------------------------------------------------

To the Shareholder and Board of Directors of CSX Transportation, Inc.

          We have audited the accompanying consolidated statement of financial position of CSX Transportation, Inc. and subsidiaries as of December 30, 1994 and December 31, 1993, and the related consolidated statements of earnings, cash flows, and retained earnings for each of the three years in the period ended December 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above (appearing on pages 11-32) present fairly, in all material respects, the consolidated financial position of CSX Transportation, Inc. and subsidiaries at December 30, 1994 and December 31, 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 1994, in conformity with generally accepted accounting principles.




                                     /s/ ERNST & YOUNG LLP
                                     ---------------------
                                     Ernst & Young LLP





Richmond, Virginia
January 27, 1995

          PAGE 11
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                              (Millions of Dollars)

                                                    Fiscal Year Ended
                                             --------------------------------
                                             Dec. 30,     Dec. 31,    Dec. 31,
                                               1994         1993        1992
                                             -------      -------     -------
OPERATING REVENUE
  Merchandise                                $ 3,048      $ 2,909     $ 2,770
  Coal                                         1,465        1,363       1,565
  Other                                          112          108          99
                                             -------      -------     -------
    Transportation                             4,625        4,380       4,434
    Non-Transportation                            78           64          74
                                             -------      -------     -------
      Total                                    4,703        4,444       4,508
                                             -------      -------     -------
OPERATING EXPENSE
  Labor and Fringe Benefits                    1,856        1,809       1,830
  Materials, Supplies and Other                1,022        1,011         973
  Equipment Rent                                 392          387         383
  Depreciation                                   371          371         354
  Fuel                                           251          253         262
  Productivity Charge                            ---          ---         664
                                             -------      -------     -------
    Transportation                             3,892        3,831       4,466
    Non-Transportation                            31           22          20
                                             -------      -------     -------
      Total                                    3,923        3,853       4,486
                                             -------      -------     -------

OPERATING INCOME                                 780          591          22
Other Income                                      49           11           1
Interest Expense                                  45           60          73
                                             -------      -------     -------

EARNINGS (LOSS) BEFORE INCOME TAXES              784          542         (50)

Income Tax Expense (Benefit)                     289          234         (33)

                                             -------      -------     -------
NET EARNINGS (LOSS)                          $   495      $   308     $   (17)
                                             =======      =======     =======


See accompanying Notes to Consolidated Financial Statements.

          PAGE 12
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Millions of Dollars)

                                                       Fiscal Year Ended
                                                  ---------------------------
                                                  Dec. 30,  Dec. 31,  Dec. 31,
                                                    1994      1993     1992
                                                  --------  --------  -------

OPERATING ACTIVITIES
  Net Earnings (Loss)                             $   495   $   308  $   (17)
  Adjustments to Reconcile Net Earnings (Loss)
    to Cash Provided
      Depreciation                                    371       371      354
      Deferred Income Taxes (Benefit)                 171       183      (52)
      Productivity Charge - Provision                 ---       ---      664
                          - Payments                 (129)     (245)    (353)
      Proceeds from Real Estate Sales                  42        28       41
      (Gain) Loss on Investment Transactions           26       (26)     ---
      Gain on Sale of South Florida Track             (91)      (20)      (7)
      Gain from Disposition of Properties             (38)      (25)     (38)
      Other Operating Activities                       40        12      (31)
      Changes in Operating Assets and Liabilities
          Accounts Receivable                         (27)       27       30
          Sale of Accounts Receivable-Net              20         6      200
          Materials and Supplies                       (1)       (4)      10
          Other Current Assets                         32        22       20
          Accounts Payable and Other Current
            Liabilities                               (15)       (7)     (96)
                                                  -------   -------  -------
        Cash Provided by Operating Activities         896       630      725
                                                  -------   -------  -------
INVESTING ACTIVITIES
  Property Additions                                 (676)     (569)    (539)
  Proceeds from Property Dispositions                  18        36       41
  Affiliated Company Activity                         (37)      ---      ---
  Proceeds/(Loss) from Investment Transactions        (26)       26      ---
  Proceeds from Sale of South Florida Track           130        26       10
  Other Investing Activities                           (9)        3      (18)
                                                  -------   -------  -------
        Cash Used by Investing Activities            (600)     (478)    (506)
                                                  -------   -------  -------

          PAGE 13
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                              (Millions of Dollars)

                                                       Fiscal Year Ended
                                                  ---------------------------
                                                  Dec. 30,  Dec. 31,  Dec. 31,
                                                    1994      1993      1992
                                                  --------  --------  -------
FINANCING ACTIVITIES
  Long-Term Debt Issued                                92        80      148
  Long-Term Debt Repaid                               (93)     (160)    (213)
  Cash Dividends Paid                                 (28)      (28)     (74)
  Affiliated Company Activity                         (86)      (18)    (123)
  Other Financing Activities                           (1)       (2)       4
                                                  -------   -------  -------
    Cash Used by Financing Activities                (116)     (128)    (258)
                                                  -------   -------  -------

CASH AND CASH EQUIVALENTS
  Increase (Decrease) in Cash and Cash Equivalents    180        24      (39)

  Cash and Cash Equivalents at Beginning of Year      272       248      287
                                                  -------   -------  -------
  Cash and Cash Equivalents at End of Year        $   452   $   272  $   248
                                                  =======   =======  =======

See accompanying Notes to Consolidated Financial Statements.

          PAGE 14
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                              (Millions of Dollars)


                                                   Dec. 30,      Dec. 31,
                                                     1994          1993
                                                   --------      --------
ASSETS
  Current Assets
    Cash and Cash Equivalents                      $   452        $  272
    Accounts and Notes Receivable                       93            98
    Materials and Supplies                             117           116
    Deferred Income Taxes                              241           103
    Other Current Assets                                57            43
                                                   -------        ------
      Total Current Assets                             960           632
                                                   -------        ------
  Properties and Other Assets
    Properties-Net                                   8,897         8,631
    Affiliates and Other Companies                     189           155
    Other Assets                                       195           235
                                                   -------        ------
      Total Properties and Other Assets              9,281         9,021
                                                   -------        ------
      Total Assets                                 $10,241        $9,653
                                                   =======        ======
LIABILITIES
  Current Liabilities
    Accounts Payable and Other Current
      Liabilities                                  $ 1,159        $1,111
    Current Maturities of Long-Term Debt                89            87
    Due to Parent Company                               23            40
                                                   -------        ------
      Total Current Liabilities                      1,271         1,238
                                                   -------        ------
  Long-Term Debt                                       591           593
                                                   -------        ------
  Due to Parent Company                                ---            69
                                                   -------        ------
  Deferred Income Taxes                              2,246         1,937
                                                   -------        ------
  Long-Term Liabilities and Deferred Gains           1,481         1,631
                                                   -------        ------
SHAREHOLDER'S EQUITY
    Common Stock, $20 Par Value; Authorized
      10,000,000 Shares; 9,061,038 Shares
      Issued and Outstanding                           181           181
    Other Capital                                    1,047         1,047
    Retained Earnings                                3,424         2,957
                                                   -------        ------
      Total Shareholder's Equity                     4,652         4,185
                                                   -------        ------
      Total Liabilities and Shareholder's Equity   $10,241        $9,653
                                                   =======        ======
See accompanying Notes to Consolidated Financial Statements.
                                     - 14 -



          PAGE 15
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                              (Millions of Dollars)

                                             Dec. 30,     Dec. 31,     Dec. 31,
                                               1994         1993         1992
                                              ------       ------       ------
Beginning Balance                             $2,957       $2,675       $2,764

Net Earnings (Loss)                              495          308          (17)

Dividends - Common                               (28)         (28)         (74)

Minimum Pension Liability Adjustments
  and Other                                      ---            2            2
                                              ------       ------       ------

Ending Balance                                $3,424       $2,957       $2,675
                                              ======       ======       ======


See accompanying Notes to Consolidated Financial Statements.

          PAGE 16
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (All Tables in Millions of Dollars)

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

Change in Fiscal Reporting Periods

          Effective January 1, 1994, the company changed its fiscal reporting period from a calendar year to a fiscal year ending on the last Friday in December. The financial statements presented are for the fiscal years ended December 30, 1994, and December 31, 1993 and 1992.

Cash and Cash Equivalents

          Cash and cash equivalents primarily represent amounts due from CSX for CSXT's participation in the CSX cash management plan and are net of outstanding checks which are funded daily as presented for payment.

Accounts Receivable

          CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all freight accounts receivable to CSX Trade Receivable Corporation (CTRC), a wholly-owned subsidiary of CSX. At December 30, 1994, December 31, 1993 and December 31, 1992, accounts receivable sold under this agreement totaled $579 million, $556 million and $600 million, respectively. In addition, CSXT has an agreement to sell with recourse on a monthly basis, an undivided ownership interest in all miscellaneous accounts receivable to a financial institution. At December 30, 1994 and December 31, 1993, accounts receivable sold under this agreement totaled $46 million and $50 million, respectively.

Materials and Supplies

          Materials and supplies are carried at average cost.

Properties

          Properties are carried principally at cost. Provisions for depreciation are based on estimated useful service lives of seven to 42 years, computed primarily on the straight-line composite method. Under this method, gains and losses on ordinary dispositions are recorded to accumulated depreciation.

          PAGE 17
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

Financial Instruments

          The company does not and has not traded in derivative financial instruments and there were no significant derivative financial instruments outstanding at December 30, 1994.

Common Stock and Other Capital

          There have been no changes in common stock during the last three years.

Prior Year Data

          Certain prior-year data have been reclassified to conform to the 1994 presentation.

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

          The $1.3 billion in combined charges includes $1.2 billion for reductions from three- to two-member train crews and for buying out productivity funds and short-crew allowances. CSXT has reached labor agreements across all portions of its rail system where it is allowed to operate trains with two-member crews.

          As of December 30, 1994, payments totaling $637 million have been recorded as a reduction of the aggregate liabilities for the productivity charges. The remaining liability consists of $376 million for employee separations and associated costs.

          PAGE 18
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 3.  SUPPLEMENTAL STATEMENT OF EARNINGS FINANCIAL DATA.

                                                  1994     1993     1992
                                                 ------   ------   ------

Selling, General and Administrative Expense (a)   $849     $802     $673
                                                  ====     ====     ====

          (a) Selling, general and administrative expense during 1994 increased $47 million over 1993 and $176 million over 1992 primarily due to an increase in the management service fee charged by CSX and increases in certain employee related incentive costs.

NOTE 4.  OTHER INCOME.
                                                  1994     1993      1992
                                                  ----     ----      ----

Interest Income - Other                           $ 20     $ 16      $ 18
                - CSX                               13       12         9
Gain (Loss) on Investment Transactions             (26)      26       ---
Gain on South Florida Track Sale (a)                91       20         7
Fees Related to Accounts Receivable Sold           (45)     (44)      (17)
Miscellaneous                                       (4)     (19)      (16)
                                                  ----     ----      ----
    Total                                         $ 49     $ 11      $  1
                                                  ====     ====      ====

          (a) In May 1988, CSXT sold approximately 80 miles of track and right of way in Broward, Dade and Palm Beach counties to the state of Florida for $264 million. On December 1, 1994, the state of Florida elected to satisfy its remaining unfunded obligation issued in 1988 to consummate the purchase of track and right of way. The transaction resulted in cash proceeds of $102 million and a pretax gain of $69 million. The scheduled payment resulted in a $22 million gain in 1994.

NOTE 5.  INCOME TAXES.

          Effective January 1, 1993, CSXT adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 superseded SFAS No. 96, "Accounting for Income Taxes," which CSXT adopted in 1987. SFAS No. 109 requires that deferred income tax assets and liabilities be classified as current or non-current based upon the classification of the related asset or liability for financial reporting. Net earnings for 1993 were not impacted by the adoption of SFAS No. 109. As permitted under the new rules, prior-year financial statements have not been restated.

          PAGE 19
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 5.  INCOME TAXES, Continued

          Income tax expense (benefit) information is as follows:

                                   1994             1993             1992
                                 -------          -------          -------
Current
  Federal                          $106             $ 47            $ 17
  State and Foreign                  12                4               2
                                   ----             ----            ----
    Total Current                   118               51              19
                                   ----             ----            ----
Deferred
  Federal                           164              166             (48)
  State                               7               17              (4)
                                   ----             ----            ----
    Total Deferred                  171              183             (52)
                                   ----             ----            ----
       Total Expense (Benefit)     $289             $234            $(33)
                                   ====             ====            ====

          Income tax expense (benefit) reconciled to the tax computed at statutory rate is as follows:

                                      1994             1993             1992
                                  -----------      -----------      -----------


Tax at Statutory Rates             $274    35%      $190    35 %    $(17)  (34)%
State Income Taxes                   13     2         13     2        (2)   (4)
Prior Years' Income Taxes           ---    --        (15)   (3)      (10)  (20)
Increase in Statutory Rate (a)      ---    --         46     9       ---    --
Other                                 2    --        ---    --        (4)   (9)
                                   ----    --       ----    --      ----    --
      Total Expense (Benefit)      $289    37%      $234    43 %    $(33)  (67)%
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

          PAGE 20
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 5.  INCOME TAXES, Continued

          The significant components of deferred tax assets and liabilities after considering the adoption of SFAS No. 109 include:

                                    December 30,     December 31,    January 1,
                                       1994             1993           1993
                                      ------           ------         ------
Deferred Tax Assets
  Productivity Charge                 $  227           $  289         $  356
  Employee Benefit Plans                 151              167            143
  Investment Tax Credits                 ---              100            126
  Alternative Minimum Tax Credits        166              168            148
  Other                                  268              215            206
                                      ------           ------         ------
    Total                                812              939            979
                                      ------           ------         ------
Deferred Tax Liabilities
  Accelerated Depreciation             2,600            2,556          2,455
  Other                                  217              217            173
                                      ------           ------         ------
    Total                              2,817            2,773          2,628
                                      ------           ------         ------
Net Deferred Tax Liabilities          $2,005           $1,834         $1,649
                                      ======           ======         ======


          In addition to the annual provision for deferred income tax expense, the change in the year-end net deferred income tax liability balances included the income tax benefit for the minimum pension liability adjustments in 1993.

          In late 1994, an additional income tax payment was made for $50 million for prepayment of 1995 tax liabilities. Income tax payments during 1994, 1993 and 1992 totaled $192 million, $80 million and $56 million, respectively.

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

          PAGE 21
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 6.  RELATED PARTIES.

          Cash and cash equivalents at December 30, 1994 and December 31, 1993, includes $510 million and $336 million, respectively, representing amounts due from CSX for CSXT's participation in the CSX cash management plan. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to repay all amounts due on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.

          Effective January 1, 1994, CSXT entered into a loan agreement with Customized Transportation, Inc. ("CTI"), a wholly-owned subsidiary of CSX, whereby CTI borrowed $40 million from CSXT. Interest is due from CTI semi-annually commencing June 30, 1994, with the entire principal amount due on January 1, 2001. Interest income related to the CTI loan was $2 million.

          During 1992, CSXT entered into an agreement with CTRC to sell, on a revolving basis, without recourse, all existing accounts receivable to CTRC. In 1993, this agreement was amended to sell only freight accounts receivable to CTRC. As of December 30, 1994 and December 31, 1993, CSXT had sold $579 million and $556 million, respectively, of accounts receivable to CTRC.

          During 1994, CSXT repaid the remaining formal long-term borrowings from CSX outstanding at December 31, 1993. Interest expense on borrowings from CSX was $3 million, $9 million and $11 million in 1994, 1993 and 1992, respectively.

          During 1989, CSXT's pension plan for salaried employees was merged with the CSX Corporation Plan, and all assets of CSXT's plan were transferred to the CSX merged plan. Since the plans were merged, CSX has allocated to CSXT a portion of the net pension expense for the CSX Corporation Plan based on CSXT's relative level of participation in the merged plan which considers the assets and personnel previously in the CSXT plan. The allocated expense from the CSX Corporation Plan amounted to $42 million in 1994, $32 million in 1993 and $23 million in 1992.

          Included in Materials, Supplies and Other expense are amounts related to a management service fee charged by CSX, data processing related charges from CSX Technology, Inc., and the reimbursement, under an operating agreement, from CSX Intermodal, Inc. (CSXI), for costs incurred by CSXT related to intermodal operations. CSX Technology and CSXI are wholly-owned subsidiaries of CSX. Materials, Supplies and Other expense includes net expense of $192 million, $214 million and $128 million in 1994, 1993 and 1992, respectively, relating to the above arrangements. The $86 million increase from 1992 to 1993 was predominately the result of an increase in the management fee charged by CSX and a one-time intercompany transfer to CSXI in 1992.

          PAGE 22
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 6.  RELATED PARTIES, Continued

          During 1991, CSXT entered into an operating lease agreement with CSXI for 3,400 rebuilt coal gondola cars. The cars, which were previously owned and rebuilt by CSXT, were sold to CSXI for $117 million which resulted in no gain. These cars are presently being leased by CSXT through March 2006. In addition, CSXT is leasing 65 locomotives from CSXI pursuant to a pre-existing operating lease agreement acquired by CSXI from a third party at year-end 1992. These locomotives are being leased by CSXT through May 2008. The minimum lease payments for the locomotives and coal gondola cars discussed above are approximately $18 million annually. These lease payments are included in the minimum lease payments as discussed in Note 13.

          During 1988, CSXT participated with Sea-Land Service, Inc. (Sea-Land), a wholly-owned subsidiary of CSX, in four sale-leaseback arrangements. Under these arrangements, Sea-Land sold equipment to a third party and CSXT leased the equipment and assigned the lease to Sea-Land. Sea-Land is obligated for all lease payments and other associated equipment expenses. If Sea-Land defaults on its obligations, CSXT would assume the asset lease rights and obligations of $161 million at December 30, 1994, under the arrangements.

          CSX purchases futures and options contracts as a partial hedge against fluctuations in fuel oil prices on behalf of CSXT and other CSX subsidiaries. Gains and losses related to hedges of existing assets or liabilities are deferred and recognized over the expected remaining life of the related asset or liability. Gains and losses related to hedges of anticipated transactions are also deferred and recognized in income in the same period as the hedged transaction. CSX had no significant hedging or derivative financial instruments employed at December 30, 1994 and December 31, 1993.

          PAGE 23
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 7.  PROPERTIES.

                        Balance                 Retirement,    Balance
                        at Beginning            Sales and      at End
                        of Year      Additions  Other Changes  of Year
                        ------------ ---------  -------------  -------
1994
Property:
 Transportation
   Road                   $ 9,026     $  394      $(224)       $ 9,196
   Equipment                3,615        254       (143)         3,726
                          -------     ------      -----        -------
                           12,641        648       (367)        12,922
 Non-Transportation            63         28         (2)            89
                          -------     ------      -----        -------
Total                     $12,704     $  676      $(369)       $13,011
                          =======     ======      =====        =======

Accumulated Depreciation:
 Transportation
   Road                   $ 2,617     $  211      $(219)       $ 2,609
   Equipment                1,452        160       (111)         1,501
                          -------     ------      -----        -------
                            4,069        371       (330)         4,110
 Non-Transportation             4        ---        ---              4
                          -------     ------      -----        -------
Total                     $ 4,073     $  371      $(330)       $ 4,114
                          =======     ======      =====        =======

  Properties - December 30, 1994                               $ 8,897
                                                               =======

          PAGE 24
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 7.  PROPERTIES, Continued

                        Balance                 Retirement,    Balance
                        at Beginning            Sales and      at End
                        of Year      Additions  Other Changes  of Year
                        ------------ ---------  -------------  -------
1993
Property:
 Transportation
   Road                   $ 9,074     $  323      $(371)       $ 9,026
   Equipment                3,567        243       (195)         3,615
                          -------     ------      -----        -------
                           12,641        566       (566)        12,641
 Non-Transportation            61          3         (1)            63
                          -------     ------      -----        -------
Total                     $12,702     $  569      $(567)       $12,704
                          =======     ======      =====        =======

Accumulated Depreciation:
 Transportation
   Road                   $ 2,781     $  209      $(373)       $ 2,617
   Equipment                1,453        162       (163)         1,452
                          -------     ------      -----        -------
                            4,234        371       (536)         4,069
 Non-Transportation             5        ---         (1)             4
                          -------     ------      -----        -------
Total                     $ 4,239     $  371      $(537)       $ 4,073
                          =======     ======      =====        =======

  Properties - December 31, 1993                               $ 8,631
                                                               =======

NOTE 8.  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES.

                                          Dec. 30,        Dec. 31,
                                            1994            1993
                                           ------          ------
Trade Accounts Payable                     $  511          $  457
Labor and Fringe Benefits(a)                  374             337
Interest, Taxes and Other                     141             180
Casualty Reserves                             133             137
                                           ------          ------
     Total                                 $1,159          $1,111
                                           ======          ======

(a) Labor and Fringe Benefits includes separation liabilities of $10 million for 1994 and $26 million for 1993.

          PAGE 25
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 9.  CASUALTY AND OTHER RESERVES, SEPARATION LIABILITIES AND DEFERRED GAINS.

          Long-term liabilities and deferred gains totaled $1.5 billion and $1.6 billion in 1994 and 1993, respectively, and include casualty reserves; deferred gains; pension and other post-retirement obligations; productivity/restructuring charge liabilities; and other liabilities.

          Activity relating to casualty reserves, separation liabilities and deferred gains is as follows:

                                                         Deferred Gains
                                                    ---------------------------
                       Casualty Separation Sale-Leaseback South Florida Reserves(a) Liabilities(a) Transactions(c) Track Sale(d)
                       -----------  ------------   --------------- -------------

Balance 12/31/92        $ 369         $ 917             $  77          $ 122

 Charged to Expense
   and Other Additions    189           ---               ---            ---
 Payments and Other
   Reductions            (179)         (295)(b)            (6)           (20)
                        -----         -----             -----          -----
Balance 12/31/93          379           622                71            102

 Charged to Expense
   and Other Additions    159           ---               ---            ---
 Payments and Other
   Reductions            (184)         (228)(b)            (6)          (102)
                        -----         -----             -----          -----
Balance 12/30/94        $ 354         $ 394             $  65          $ ---
                        =====         =====             =====          =====

(a) Balances include current portion of casualty reserves and separation liabilities, respectively, of $133 million and $14 million at December 30, 1994 and $137 million and $26 million at December 31, 1993.

(b) Includes reallocation of $156 million in 1994 and $95 million in 1993 to claims and other negotiated settlements.

(c) Deferred gains on sale-leaseback transactions are being amortized over periods not exceeding 20 years.

(d) On December 1, 1994, the state of Florida elected to satisfy its remaining unfunded obligation issued in 1988 to consummate the purchase of 80 miles of track and right of way. The transaction resulted in cash proceeds of $102 million and a pretax gain of $69 million. The scheduled payment resulted in a $22 million gain in 1994.

          PAGE 26
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 10.  LONG-TERM DEBT.


      Type                    Average
 (Maturity Dates)          Interest Rates      1994            1993
- -----------------          --------------     ------          ------

Equipment Obligations
 (1995-2009)                     9%           $  381          $  417
Mortgage Bonds
 (1998-2003)                     3%               78              84
Other Obligations
 (1995-2021)                     8%              221             179
                                              ------          ------
   Total                         7%              680             680

Less Debt Due Within One Year                     89              87
                                              ------          ------
   Total Long-Term Debt                       $  591          $  593
                                              ======          ======

          CSXT has long-term debt maturities during the next five years aggregating $89 million in 1995, $68 million in 1996, $49 million in 1997, $47 million in 1998 and $63 million in 1999.

          Substantially all of the properties and certain other assets of CSXT and its subsidiaries are pledged as security for various long-term debt issues.

          Interest payments, net of amounts capitalized, totaled $53 million, $74 million and $85 million, respectively, for 1994, 1993 and 1992.

NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS.

          The following table presents the carrying amounts and estimated fair values of financial instruments as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                      1994                 1993
                                ----------------     ----------------
                                Carrying    Fair     Carrying    Fair
                                 Amount    Value      Amount    Value
                                --------   -----     --------   -----
Assets:
  Cash and Cash Equivalents       $452     $452        $272     $272
  Accounts and Notes Receivable     93       93          98       98

Liabilities:
  Accounts Payable                 511      511         457      457
  Long-Term Debt                   680      650         680      714

          PAGE 27
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

          The following methods and assumptions were used by the company in estimating fair values for financial instruments:

Cash and Cash Equivalents

          The carrying amounts approximate fair value because of the short-term maturity of the instruments.

Current Assets and Current Liabilities

          The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments approximate their fair values.

Long-Term Debt

          The fair values of the company's long-term debt have been estimated using discounted cash flow analyses based upon the company's current incremental borrowing rates for similar types of borrowing arrangements.

NOTE 12.  EMPLOYEE BENEFIT PLANS.

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

Savings Plans

          CSXT has established savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining units of CSXT and subsidiary companies. Eligible employees may contribute from 1% to 15% of their annual compensation in 1% multiples to these plans. CSXT matches eligible employees' contributions in an amount equal to the lesser of 50% of each participating employees' contribution or 3% of their annual compensation. In addition CSXT contributes fixed amounts for each participating employee covered by a collective bargaining agreement. Expense for these plans was $22 million for each of the years 1994, 1993 and 1992.

Other Post-Retirement Benefit Plans

          In addition to the CSX defined benefit pension plans, CSXT participates in two defined benefit post-retirement plans along with CSX and other affiliates which cover most full-time salaried employees. One plan provides medical benefits and another provides life insurance benefits. The

          PAGE 28
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 12.  EMPLOYEE BENEFIT PLANS, Continued

Other Post-Retirement Benefit Plans, Continued

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

          The company's current policy is to fund the cost of the post-retirement health care and life insurance benefits on a pay-as-you-go basis, as in prior years. The following table shows the two plans' combined status reconciled with the amounts recognized in CSXT's statement of financial position:

                                                              Life
                                          Medical           Insurance
                                           Plan               Plan
                                       1994    1993        1994   1993
                                       ----    ----        ----   ----
Accumulated Post-Retirement
  Benefit Obligation:
   Retirees                            $144    $154        $61     $67
   Fully Eligible Active Participants    12      13          2       2
   Other Active Participants             18      20          1       2
                                       ----    ----        ---     ---
Accumulated Post-Retirement
  Benefit Obligation                    174     187         64      71
Unrecognized Prior Service Cost          13      17          4       4
Unrecognized Net Loss                   (22)    (40)        (5)    (10)
                                       ----    ----        ---     ---
Net Post-Retirement Benefit Obligation $165    $164        $63     $65
                                       ====    ====        ===     ===

          Net periodic post-retirement benefit expense for 1994, 1993 and 1992 was $21 million, $16 million and $22 million, respectively.

          The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for the medical plan is 11% for 1994-1995 and is assumed to decrease gradually to 5.5% by 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation for the medical plan as of December 31, 1994 by 9%, and the aggregate of the service and interest cost components of net periodic post-retirement benefit expense for 1994 by $3 million. The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 8.25% and 7.25% at December 30, 1994 and December 31, 1993, respectively.

          PAGE 29
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 12.  EMPLOYEE BENEFIT PLANS, Continued

Other Plans

          Under collective bargaining agreements, the company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on hours worked, tonnage moved or a combination thereof. The administrators of the multi-employer plans generally allocate funds received from participating companies to various health and welfare benefit plans and pension plans. Current information regarding such allocations has not been provided by the administrators. Total contributions of $125 million, $139 million and $125 million were made to these plans in 1994, 1993 and 1992, respectively.

          Certain officers and key employees of CSXT participate in stock purchase, performance and award plans of CSX. CSXT is allocated its share of any cost to participate in these plans.

NOTE 13.  SUMMARY OF COMMITMENTS AND CONTINGENCIES.

Lease Commitments

          CSXT leases equipment under agreements with terms up to 20 years. Non-cancelable, long-term leases generally include provisions for maintenance, and options to purchase at fair value and to extend the terms. At December 30, 1994, minimum equipment rentals under non-cancelable operating leases totaled approximately $178 million for 1995, $171 million for 1996, $173 million for 1997, $176 million for 1998, $160 million for 1999 and $1.5 billion thereafter.

          Rent expense on equipment operating leases, including net daily rental charges on railroad operating equipment of $220 million, $214 million and $204 million in 1994, 1993 and 1992, respectively, amounted to $392 million in 1994, $387 million in 1993 and $383 million in 1992. Deferred gains arising from sale-leaseback transactions are being amortized over periods not exceeding 20 years and have reduced rent expense by $6 million in 1994, 1993 and 1992, respectively.

Purchase Commitment

          CSXT entered into an agreement to purchase 300 locomotives. This large single order covers CSXT's normal locomotive replacement needs for 1994 through 1997. This purchase agreement will introduce alternating current traction technology to CSXT's locomotive fleet. CSXT took delivery of 50 direct current and 30 alternating current locomotives in 1994, and the remaining 220 alternating current units will be delivered during 1995-1997.

          PAGE 30
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 13.  SUMMARY OF COMMITMENTS AND CONTINGENCIES, Continued

Contingent Liabilities and Long-Term Operating Agreements

          CSXT and its subsidiaries are contingently liable individually and jointly with others principally as guarantors of long-term debt and obligations, primarily related to leased properties, joint ventures and joint facilities. These contingent obligations amounted to approximately $185 million at December 30, 1994.

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

          The assessment of the required response and remedial costs associated with these sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws and regulations.

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

          Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and periodically reviews for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at December 30, 1994 and December 31, 1993 were $140 million and $131 million, respectively. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as for ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the December 30, 1994

          PAGE 31
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 13.  SUMMARY OF COMMITMENTS AND CONTINGENCIES, Continued

environmental liability is expected to be paid out over the next five years, funded by cash generated from operations.

          The company does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. Based upon information currently available, however, the company believes that its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations. The company believes that the ultimate liability for these matters will not materially affect its overall results of operations and financial condition.

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

          PAGE 32
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 14.  QUARTERLY DATA (Unaudited).
                                                  1994(a)
                               -----------------------------------------
                                 1st         2nd         3rd        4th(b)
                               ------      ------      ------     ------
Operating Revenue              $1,127      $1,190      $1,173     $1,213
Operating Income                  135         230         184        231
Net Earnings                       73         136         105        181
                                                  1993
                               -----------------------------------------
                                 1st         2nd         3rd(c)     4th(d)
                               ------      ------      ------     ------
Operating Revenue              $1,094      $1,134      $1,081     $1,135
Operating Income                  105         172         123        191
Net Earnings                       56         131          19        102
                                                  1992
                               -----------------------------------------
                                 1st         2nd(e)      3rd        4th
                               ------      ------      ------     ------
Operating Revenue              $1,123      $1,123      $1,104     $1,158
Operating Income (Loss)           125        (498)        149        246
Net Earnings (Loss)                65        (322)         80        160

(a) Effective January 1, 1994, the company changed its fiscal reporting periods from four calendar quarters to four 13-week quarters. Fiscal 1994 began on January 1, 1994, and included 52 weeks. The four 13-week quarters ended on April 1, July 1, September 30 and December 30, 1994.

(b) On December 1, 1994, the state of Florida elected to satisfy its remaining unfunded obligation issued in 1988 to consummate the purchase of 80 miles of track and right of way. The transaction resulted in cash proceeds of $102 million and a pretax gain of $69 million.

(c) CSXT revised its estimated annual effective tax rate in the third quarter of 1993 to reflect the change in the federal statutory rate from 34 to 35 percent. The effect of this change was to increase income tax expense for the third quarter of 1993 by $50 million. Of this amount, $46 million related to applying the newly enacted statutory income tax rate to deferred tax balances as of January 1, 1993.

(d) The quarterly results were affected by certain adjustments, including credits of $12 million for favorable experience on health and welfare benefits. Other adjustments were not significant to the operating results for the quarter.

(e) Includes impact of $664 million pretax productivity charge, $427 million after tax, to reflect the estimated costs of implementing work-force reductions.

          PAGE 33
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
            MANAGEMENT'S NARRATIVE ANALYSIS AND RESULTS OF OPERATIONS
                              (Millions of Dollars)

          The following information should be read in conjunction with all other items in this report including "Business", "Properties" and "Financial Statements and Supplementary Data."

                                   Selected Financial & Statistical Information
                                   --------------------------------------------
                                    1994      1993   1992(a) 1991(b)(c) 1990
                                   -------   ------  -----    -----     -----
Selected Earnings Data:
  Operating Revenue                $ 4,703   $4,444   $4,508   $4,424  $4,551
  Operating Expense                  3,923    3,853    3,822    3,886   3,929
  Productivity Charge                  ---      ---      664      647     ---
                                   -------   ------   ------   ------  ------
  Operating Income (Loss)              780      591       22     (109)    622
  Other Income                          49       11        1       20     ---
  Interest Expense                      45       60       73       87     111
  Income Tax Expense (Benefit)
    Productivity Charge                ---      ---     (237)    (238)    ---
    Other                              289      234      204      167     164
  Cumulative Effect of Change
    in Accounting                      ---      ---      ---     (159)    ---
                                   -------   ------   ------   ------  ------
  Net Earnings (Loss)              $   495   $  308   $  (17)  $ (264) $  347
                                   =======   ======   ======   ======  ======
Selected Cash Flow Data:
  Cash Provided by Operating
    Activities                     $   896   $  630   $  725   $  525  $  814
  Cash Used by Investing
    Activities                     $  (600)  $ (478)  $ (506)  $ (395) $ (394)
  Cash Used by Financing
    Activities                     $  (116)  $ (128)  $ (258)  $  (86) $ (364)
Selected Financial Position Data:
  Cash and Cash Equivalents        $   452   $  272   $  248   $  287  $  243
  Working Capital (Deficit)        $  (311)  $ (606)  $ (931)  $ (773) $ (707)
  Total Assets                     $10,191   $9,653   $9,475   $9,629  $9,510
  Long-Term Debt                   $   591   $  593   $  646   $  639  $  742
  Due to Parent Company:
    Long-Term Advances             $   ---   $   69   $   86   $  178  $  157
  Shareholder's Equity             $ 4,652   $4,185   $3,903   $3,992  $4,368

(a) Includes impact of $664 million pretax productivity charge, $427 million after tax.

(b) Includes impact of $647 million pretax productivity charge, $409 million after tax.

(c) Net earnings for 1991 were decreased by $159 million by the cumulative effect of the change in accounting related to the adoption of SFAS No. 106.

          PAGE 34
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
            MANAGEMENT'S NARRATIVE ANALYSIS AND RESULTS OF OPERATIONS

                              Results of Operations
                              ---------------------

          CSXT posted three consecutive quarters of record operating income in 1994. These results were due to strong traffic across virtually all merchandise commodities and continued success in cost reductions. CSXT also rebounded from the 1993 coal strikes to yield notable increases in domestic coal tonnage. These results were achieved in spite of lower export coal loadings.

          CSXT operating income in 1994 totaled $780 million, $189 million above 1993's $591 million and $94 million above 1992's comparable $686 million. This latter figure excludes a net productivity charge of $664 million associated with labor reductions. Including this charge, rail operating income was $22 million in 1992.

CSXT COMMODITIES BY CARLOADS AND REVENUE

                       Market
                      Share (a)         Carloads                 Revenue
                      (Percent)       (Thousands)        (Millions of Dollars)
                      ---------   --------------------  ----------------------
                         1994      1994   1993   1992      1994   1993   1992
                         ----     -----  -----  -----     -----  ------ ------
Automotive                28        354    326    288    $  493  $  461 $  413
Chemicals                 39        386    371    356       685     652    619
Minerals                  38        419    374    345       365     332    310
Food and Consumer         33        176    166    161       204     196    196
Agricultural Products     28        263    284    264       318     327    297
Metals                    28        292    258    225       285     243    219
Forest Products           33        442    435    441       444     442    448
Phosphates and Fertilizer 76        470    423    457       254     256    268
Coal                      40      1,678  1,566  1,760     1,465   1,363  1,565
                                  -----  -----  -----     -----  ------ ------
   Total                          4,480  4,203  4,297     4,513   4,272  4,335
                                  =====  =====  =====
Other Revenue                                               112     108     99
                                                         ------  ------ ------
 Total Transportation Operating Revenue                  $4,625  $4,380 $4,434
                                                         ======  ====== ======

(a) Market share is defined as CSXT carloads versus carloads handled by all major Eastern railroads.

          PAGE 35

                              PRODUCTIVITY CHARGES
                              --------------------
                              (Millions of Dollars)

                                           1992         1991
                                           ----         ----
Provision:
  Severance Costs                          $664         $583
  Exit, Settlement and Other Costs          ---           64
                                           ----         ----
    Total Provision                         664          647
                                           ----         ----
Payments and Other Reductions:
  Severance Costs                          (288)        (583)
  Exit, Settlement and Other Costs          ---          (64)
                                           ----         ----
  Balance December 30, 1994                $376         $---
                                           ====         ====

          Transportation operating revenue rose to $4.63 billion, a 6% increase from 1993 and a 4% increase over 1992, driven primarily by a rebound in domestic coal tonnage and exceptional merchandise traffic. Transportation operating revenue totaled $4.38 billion in 1993 and $4.43 billion in 1992.

          CSXT overcame severe winter conditions in early 1994 and weaker than expected export coal traffic to increase coal tonnage to 153.7 million tons vs.
144.1 million tons in 1993. Domestic coal shipments rose 8% as utility demand, driven by the need to rebuild stockpiles depleted from the 1993 strikes and the harsh winter weather, surged during the year. CSXT's export shipments faced a number of market obstacles, including decreased demand and increased foreign competition. In 1994, export coal shipments decreased to 16 million tons from
16.7 million tons in 1993.

          CSXT anticipates a modest recovery in the U.S. export coal market and slightly better domestic coal loadings in 1995. The implementation of Phase I of the Clean Air Act in 1995 is expected to provide a net tonnage gain for CSXT, as an increase in the production of high-quality, low-sulfur coal at CSXT-served mines should more than offset any displacement caused by the Act.

          CSXT's total merchandise carloads and revenue increased 6% and 5%, respectively, over 1993 levels, reflecting the strength of the U.S. economy and successful efforts to expand market share. These same figures both rose 10% vs. 1992's volume and revenue.

          CSXT's automotive carloads increased 9% from a strong 1993 traffic base. This growth, driven by increased U.S. auto production, soaring consumer demand and improved service, pushed automotive revenue up 7% in 1994.

          Demand for plastic products from the auto industry, housing construction and the consumer goods market helped spur a 4% carload growth in the chemicals market. Bulk Intermodal Distribution (BIDS) terminals, where customers transfer and store bulk chemicals, gave CSXT a significant competitive advantage in this market. The customer response to this service is reflected in the 5% increase in chemicals revenue for 1994.

          PAGE 36

          Minerals traffic and revenue for the year improved 12% and 10%, respectively, propelled by growth in highway construction and demand for sand used in auto castings.

          Shipments in the food and consumer category, which includes government traffic and consumer durables, increased 6%, reflecting strong industrial production, particularly in appliances.

          Agricultural products experienced a surge in export grain traffic late in the year, but it was not enough to offset the devastating effect of the 1993 floods that caused a short supply of grain through the first three quarters of 1994. Strong domestic feed grain loadings to the Southeast poultry farms provided a solid base of traffic during the year. Carloads declined 7%, while revenue decreased only 3% as a result of favorable yield and mix changes.

          The metals industry enjoyed one of its best years ever, as strong demand from steel mini-mills led to a 13% carload increase in 1994. New service packages offered by CSXT improved market share and contributed to a 17% gain in revenue.

          Forest products traffic, which includes lumber, paper and construction materials, improved 2% due to continued housing demand and steady recovery of the paper business. CSXT's market position in lumber was aided by the addition of several new lumber distribution centers.

          The phosphates and fertilizer category experienced an 11% growth in traffic as export loads rose with increased foreign demand. The distance CSXT hauls export shipments of phosphate from Florida's Bone Valley to the Port of Tampa is far less than that for domestic moves to the U.S. Midwest, leading to lower revenue-per-carload comparisons.

          Although merchandise traffic experienced significant gains in 1994, CSXT anticipates continued strength in the principal markets it serves in the U.S. industrial sector in 1995. Combined with selective price increases, a modest improvement is expected in merchandise traffic and revenue in 1995.

          CSXT undertook an effort to re-engineer key components of its service delivery to meet customer needs better and enhance service reliability in 1994. In the future, the unit hopes to strengthen traffic levels in the various commodity groups by further satisfying customers through improved performance.

          CSXT transportation operating expense for 1994 was $3.9 billion, a 2% increase over 1993 and 1992, excluding the previously mentioned 1992 productivity charge. These results reflect the continuing efforts of the rail unit to reduce expenses and control costs while retaining its customer focus.

          Labor and fringe benefits expense increased 3% to $1.86 billion, vs. $1.8 billion in 1993 and $1.83 billion in 1992. Despite the increased traffic levels, which required a greater number of crew starts, and the impact of a 4% wage increase, CSXT controlled labor and fringe benefits expense. The company will continue to implement work-force reductions over the next few years.




          PAGE 37

          As the implementation of two-member crews extends throughout the rail system, the average crew size continues to fall. At year-end 1994, the average crew size was 2.5 members. In the next few years, reductions in yard and local crews will result in an average crew size of 2.25 members.

          CSXT, as a participant in national bargaining, is actively engaged in contract negotiations with rail labor organizations. CSXT seeks to improve the future competitiveness of its labor force through these negotiations.

          CSXT continued to reduce accidents and injuries in 1994, and it remains one of the safest railroads in the industry. Reportable injuries to employees were reduced 20% and train accidents fell 21% by year-end, helping CSXT maintain one of the highest rankings among Class I railroads. The company's progress in safety not only continues to save lives, but increases the quality and reliability of rail service while driving out unnecessary expense.

          Performance Improvement Team initiatives reduced expenses by more than $350 million from 1991 through 1994. Besides shrinking the cost base, this program has helped conserve capital as improvements are realized in reliability, performance and efficiency throughout the system. All areas of rail operations and administration - from repair and maintenance of locomotives and freight cars to purchases of office supplies - were targeted. Further savings of more than $100 million have been targeted by CSXT for each of the next three years.

          CSXT will continue to lower its cost base in 1995 and beyond through increased asset utilization, crew-size reductions, improved safety and continued Performance Improvement Team savings.

          CSXT's property additions for 1994 increased to $676 million from 1993's $569 million and 1992's $539 million. Expenditures for roadway improvements totaled $404 million, or 60% of the total. CSXT's maintenance-of-way program installed or replaced 289 miles of rail in 1994, compared with 400 miles in both 1993 and 1992. The remaining rail property additions included $131 million for locomotives and $109 million for the car fleet.

                               Property Additions
                              ---------------------
                              (Millions of Dollars)

Property Additions                          1994      1993      1992
- ------------------                          ----      ----      ----
Merchandise Cars                            $105      $ 68      $ 45
Coal Cars                                      4         5         4
                                            ----      ----      ----
  Total Freight Cars                         109        73        49
                                            ----      ----      ----
Locomotives                                  131       120       134
Roadway                                      404       323       306
Other Equipment and Properties                32        53        50
                                            ----      ----      ----
Total Property Additions                    $676      $569      $539
                                            ====      ====      ====



          PAGE 38

          CSXT reduced its locomotive fleet size by 1% to 2,785 in 1994. Eighty new locomotives were added to the fleet, including 30 alternating-current (AC) locomotives. This new AC technology, which provides substantially better tractive effort, or pulling power, will allow CSXT to replace an average of two older units in its existing fleet with each new unit. These AC locomotives are the first of 250 fuel-efficient units to be delivered to CSXT through 1997.

          In late 1994, CSXT resumed repairing and rebuilding freight cars at its Raceland Car Shop in Kentucky. The facility plans to refurbish or rebuild 4,000 coal hopper cars in 1995. Notwithstanding this program, enhanced utilization through improved car turn times will yield a net reduction in the overall car fleet.

          CSXT is engaged in preliminary negotiations to obtain all its telecommunication services from AT&T. The goal of this transaction would be to provide CSXT with the strategic opportunity to obtain state-of-the-art technology, equipment and services from AT&T, without diverting CSXT's capital and management resources from its core business. The arrangement, if consummated, would enable CSXT to leverage technological enhancements as they become available in the rapidly changing telecommunications industry. The transaction could result in a significant future charge to cover the writedown of certain telecommunications assets and labor separation costs.

          In 1995, CSXT expects to improve equipment utilization further and increase capital expenditures by approximately 10%, the majority of which will go to the Raceland car program.





























          PAGE 39
                               Financial Condition
                         Liquidity and Capital Resources
                         -------------------------------

          Cash provided by operating activities totaled $896 million, an increase of $266 million from 1993 and an increase of $171 million from 1992. Cash provided by operating activities included an increase of $20 million for 1994, an increase of $6 million for 1993 and an increase of $200 million for 1992, relating to the amount of accounts receivable sold. In addition, cash provided by operating activities included payments for productivity and restructuring charges of $129 million, $245 million and $353 million for 1994, 1993 and 1992, respectively. Excluding the effect of the sale of receivables and the productivity charge payments, cash provided by operating activities would have been $1,005 million in 1994, $869 million in 1993 and $878 million in 1992.

          Cash used by investing activities was $600 million which was $122 million higher than the $478 million used in 1993 and $94 million higher than the $506 million used in 1992.

          Property additions of $676 million in 1994 increased $107 million from $569 million in 1993, and $137 million from $539 million in 1991. In the late 1980's, the company launched a major roadway, equipment and locomotive improvement program. Completion of this program has allowed a return to a normalized capital budget that assures the required level of routine maintenance, customer service and safe operation.

          Cash used by financing activities decreased to $116 million in 1994 from $128 million in 1993 and decreased $142 million from $258 million in 1992. The 1994 decrease in cash used was primarily the result of lower repayments of public and affiliated company debt.

          Cash and cash equivalents increased $180 million during 1994 to a level of $452 million versus $272 million at the end of 1993 and increased $204 million over the 1992 level of $248 million.

          Working capital increased by $295 million to a year-end deficit of $311 million in 1994, compared to $606 million in 1993 and $931 million in 1991. A working capital deficit is not unusual for CSXT and does not indicate a lack of liquidity. CSXT maintains adequate current assets to satisfy current liabilities when they are due and has sufficient financial resource capacity, primarily from access to advances from CSX, to manage its day-to-day cash requirements.

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







          The following financial ratios are measures of the condition of CSXT and its subsidiaries as of the respective year ends:

                                              1994       1993       1992
                                              ----       ----       ----
Current Ratio                                   .7         .5         .4
Debt-to-Total Capitalization Ratio            11.3%      13.7%      15.8%
Return on Assets                               4.9%       3.2%      (0.2)%
Return on Equity                              10.6%       7.4%      (0.4)%
Ratio of Earnings to Fixed Charges             7.1X       4.8X       0.6x

          Excluding the impacts of the 1992 productivity charge, the 1992 measures would have been as follows:

                                                                    1992
                                                                    ----
Current Ratio                                                         .4
Debt-to-Total Capitalization Ratio                                  14.5%
Return on Assets                                                     4.3%
Return on Equity                                                     9.5%
Ratio of Earnings to Fixed Charges                                   4.6X


































