Form 10-Q
period 1995-03-31
CSX TRANSPORTATION INC
filed 1995-05-02
CIK 88128

PAGE 1
                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended March 31, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 28, 1995: 9,061,038 shares

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

         PAGE 2
                           CSX TRANSPORTATION, INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995
                                     INDEX




PART I.  FINANCIAL INFORMATION                             Page Number

Item 1.  Financial Statements

1.    Consolidated Statement of Earnings -
        Quarters Ended March 31, 1995 and April 1, 1994         3

2.    Consolidated Statement of Cash Flows -
        Quarters Ended March 31, 1995 and April 1, 1994         4

3.    Consolidated Statement of Financial Position -
        At March 31, 1995 and December 30, 1994                 5

Notes to Consolidated Financial Statements                      6


Item 2.

Management's Analysis and Results of Operations                10


PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      12

Signature                                                      12

         PAGE 3
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      Consolidated Statement of Earnings
                             (Millions of Dollars)

                                                       Quarter Ended
                                                    --------------------
                                                    March 31,   April 1,
                                                      1995        1994
                                                     ------      ------

OPERATING REVENUE
  Merchandise                                        $  799     $  758
  Coal                                                  366        339
  Other                                                  29         23
                                                     ------     ------
    Transportation                                    1,194      1,120
    Non-Transportation                                    8          7
                                                     ------     ------
        Total                                         1,202      1,127
                                                     ------     ------
OPERATING EXPENSE
  Labor and Fringe Benefits                             471        465
  Materials, Supplies and Other                         262        267
  Equipment Rent                                        104         98
  Depreciation                                           96         93
  Fuel                                                   65         63
                                                     ------     ------
    Transportation                                      998        986
    Non-Transportation                                    6          6
                                                     ------     ------
        Total                                         1,004        992
                                                     ------     ------
OPERATING INCOME                                        198        135

Other Income (Expense)                                   (6)        (8)

Interest Expense                                         10         12
                                                     ------     ------
EARNINGS BEFORE INCOME TAXES                            182        115

Income Tax Expense                                       68         42
                                                     ------     ------
NET EARNINGS                                         $  114     $   73
                                                     ======     ======


See accompanying Notes to Consolidated Financial Statements.

         PAGE 4
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                             (Millions of Dollars)

                                                         Quarter Ended
                                                      --------------------
                                                      March 31,   April 1,
                                                        1995        1994
                                                       ------      ------
OPERATING ACTIVITIES
  Net Earnings                                         $  114      $   73
  Adjustments to Reconcile Net Earnings to
    Cash Provided
      Depreciation                                         96          93
      Deferred Income Taxes                                30          28
      Productivity/Restructuring Charge Payments          (14)        (26)
      Other Operating Activities                          (20)          7
      Changes in Operating Assets and Liabilities
        Accounts Receivable                               (16)        (58)
        Materials and Supplies                            (17)        (12)
        Other Current Assets                              (15)         (6)
        Accounts Payable and Other Current Liabilities     (6)        (90)
                                                       ------      ------
        Cash Provided by Operating Activities             152           9
                                                       ------      ------
INVESTING ACTIVITIES
  Property Additions                                     (179)       (106)
  Other Investing Activities                               23         (39)
                                                       ------      ------
        Cash Used by Investing Activities                (156)       (145)
                                                       ------      ------
FINANCING ACTIVITIES
  Long-Term Debt Issued                                    58          53
  Long-Term Debt Repaid                                   (38)        (37)
  Dividends Paid                                           (8)         (7)
  Other Financing Activities                                1          (8)
                                                       ------      ------
        Cash Provided by Financing Activities              13           1
                                                       ------      ------
CASH AND CASH EQUIVALENTS
  Increase (Decrease) in Cash and Cash Equivalents          9        (135)

  Cash and Cash Equivalents at Beginning of Period        452         272
                                                       ------      ------
  Cash and Cash Equivalents at End of Period           $  461     $   137
                                                       ======      ======


See accompanying Notes to Consolidated Financial Statements.

         PAGE 5
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                 Consolidated Statement of Financial Position
                             (Millions of Dollars)

                                                    March 31,    December 30,
                                                      1995           1994
                                                  ------------   ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents                       $   461        $   452
    Accounts Receivable                                 109             93
    Materials and Supplies                              135            117
    Deferred Income Taxes                               183            241
    Other Current Assets                                 73             57
                                                    -------        -------
      Total Current Assets                              961            960
                                                    -------        -------
  Properties and Other Assets
    Properties-Net                                    8,971          8,897
    Affiliates and Other Companies                      186            189
    Other Assets                                        187            195
                                                    -------        -------
      Total Properties and Other Assets               9,344          9,281
                                                    -------        -------
      Total Assets                                  $10,305        $10,241
                                                    =======        =======
LIABILITIES AND SHAREHOLDER'S EQUITY
  Current Liabilities
    Accounts Payable and Other Current Liabilities  $ 1,144        $ 1,159
    Current Maturities of Long-Term Debt                 78             89
    Due to Parent Company                                22             23
                                                    -------        -------
      Total Current Liabilities                       1,244          1,271
                                                    -------        -------
  Long-Term Debt                                        622            591
                                                    -------        -------
  Deferred Income Taxes                               2,218          2,246
                                                    -------        -------
  Long-Term Liabilities and Deferred Gains            1,464          1,481
                                                    -------        -------
  Shareholder's Equity
    Common Stock                                        181            181
    Other Capital                                     1,047          1,047
    Retained Earnings                                 3,529          3,424
                                                    -------        -------
      Total Shareholder's Equity                      4,757          4,652
                                                    -------        -------
      Total Liabilities and Shareholder's Equity    $10,305        $10,241
                                                    =======        =======


See accompanying Notes to Consolidated Financial Statements.

         PAGE 6
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (All Tables in Millions of Dollars)

NOTE 1.  BASIS OF PRESENTATION.

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Transportation, Inc. ("CSXT") and its majority-owned subsidiaries as of March 31, 1995, and December 30, 1994, and the results of operations and cash flows for the quarters ended March 31, 1995, and April 1, 1994, such adjustments being of a normal recurring nature. CSXT is a wholly-owned subsidiary of CSX Corporation ("CSX").

         While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in CSXT's latest Form 10-K.

         Certain prior-year data has been reclassified to conform to the 1995 presentation.

NOTE 2.  FISCAL REPORTING PERIODS.

         The company's fiscal year is composed of 52 weeks ending on the last Friday in December. The financial statements presented are for the 13-week quarters ended March 31, 1995 and April 1, 1994 and the fiscal year ended December 30, 1994.

NOTE 3.  ACCOUNTS RECEIVABLE.

         CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all freight accounts receivable to CSX Trade Receivables Corporation ("CTRC"), a wholly-owned subsidiary of CSX. At March 31, 1995, and December 30, 1994, accounts receivable sold under this agreement totaled $575 million and $579 million, respectively. In addition, CSXT has an agreement to sell with recourse on a monthly basis, an undivided ownership interest in all miscellaneous accounts receivable to a financial institution. Accounts receivable sold under this agreement totaled $46 million at March 31, 1995 and December 30, 1994.

NOTE 4.  OTHER INCOME (EXPENSE).
                                                        Quarter Ended
                                                   March 31,      April 1,
                                                     1995           1994
                                                   ---------      --------
Interest Income                                     $   10          $   7
Net Costs for Accounts Receivable Sold                 (14)           (11)
Miscellaneous                                           (2)            (4)
                                                    ------         ------
     Total Income (Expense)                         $   (6)        $   (8)
                                                    ======         ======

         PAGE 7
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                      (All Tables in Millions of Dollars)

NOTE 5.  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES.

                                                   March 31,     December 30,
                                                     1995           1994
                                                   ---------     ------------
Trade Accounts Payable                              $ 546         $  511
Labor and Fringe Benefits                             338            374
Interest, Taxes and Other                             128            141
Casualty Reserves                                     132            133
                                                    ------        ------
     Total                                          $1,144        $1,159
                                                    ======        ======

NOTE 6.  CONTINGENCIES.

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

         Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and periodically reviews for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at March 31, 1995 and December 30, 1994 were $141 million and $140 million, respectively. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as for ongoing monitoring costs, but excludes any

         PAGE 8
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                      (All Tables in Millions of Dollars)

NOTE 6.  CONTINGENCIES, Continued

anticipated insurance recoveries. The majority of the March 31, 1995 environmental liability is expected to be paid out over the next five years, funded by cash generated from operations.

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

NOTE 7.  RELATED PARTIES.

         Cash and cash equivalents at March 31, 1995 and December 30, 1994, includes $475 million and $510 million, respectively, representing amounts due from CSX for CSXT's participation in the CSX cash management plan. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to repay all amounts due on demand should circumstances require.
The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.

         In 1994, CSXT entered into a loan agreement with Customized Transportation, Inc. ("CTI"), a wholly-owned subsidiary of CSX, whereby CTI borrowed $40 million from CSXT. Interest is due from CTI semi-annually commencing June 30, 1994, with the entire principal amount due on January 1, 2001. Interest income for the first quarter of 1995 and 1994 was $1 million and $1 million, respectively.

         Included in Materials, Supplies and Other expense are amounts related to a management service fee charged by CSX, data processing related charges from CSX Technology, Inc. ("Technology"), and the reimbursement, under an operating agreement, from CSX Intermodal, Inc. ("CSXI") for costs incurred by CSXT related to intermodal operations. Technology and CSXI are wholly-owned subsidiaries of CSX. Materials, Supplies and Other expense includes net

         PAGE 9
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                      (All Tables in Millions of Dollars)

NOTE 7.  RELATED PARTIES, Continued

expense of $67 million for the first quarter of 1995 and $64 million for the first quarter of 1994 relating to the above arrangements.

         CSXT has an operating lease agreement with CSXI for 3,400 rebuilt coal gondola cars. The cars were previously owned and rebuilt by CSXT, and were subsequently sold to CSXI at book value. These cars are presently being leased by CSXT through March 2006. In addition, CSXT is leasing 65 locomotives from CSXI pursuant to a pre-existing operating lease agreement acquired by CSXI from a third party. These locomotives are being leased by CSXT through May 2008. In the first quarter of 1995 and 1994, rent expense includes $5 million associated with the CSXI lease agreements noted above.

         Page 10

ITEM 2.  MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

First Quarter 1995 Compared With 1994
- -------------------------------------

         Net earnings for the 1995 first quarter were $114 million versus $73 million for last year's first quarter.

         Transportation operating income rose $62 million or 46 percent, to $196 million for the first quarter of 1995, from $134 million in the prior-year quarter. The results were driven by significant traffic gains in most commodity groups and the continued success of cost-control and expense-reduction programs.


                                 TRANSPORTATION OPERATING INCOME
                                      (Millions of Dollars)
                                 ------------------------------
                                    Quarter Ended
                                 --------------------
                                 March 31,  April 1,    Percent
                                   1995       1994      Change
                                 --------   --------    -------
Operating Revenue
  Merchandise                    $  799      $  758         5%
  Coal                              366         339         8%
  Other                              29          23        26%
                                 ------      ------
    Total                         1,194       1,120         7%
Operating Expense                   998         986         1%
                                 ------      ------
Operating Income                 $  196      $  134        46%
                                 ======      ======


         Transportation operating revenue increased 7 percent to $1.2 billion for the first quarter of 1995. Merchandise traffic grew 8 percent versus 1994's first quarter on the strength of export markets and solid traffic in the domestic industrial sector. Phosphates and fertilizer carloads rose 20 percent due to increased global demand, while significant gains also were recorded in the food and consumer, agricultural products, chemicals and metals commodity groups. Automotive and forest products traffic were nearly flat when compared with the prior-year quarter.

         Export coal volume rose 35 percent to 5.8 million tons as foreign coal requirements surged during the first quarter of 1995, reflecting increased economic activity abroad and favorable exchange rates. Strong growth in industrial and metallurgical coal traffic offset lower utility demand resulting from mild 1995 winter weather. As a result, domestic tonnage rose 3 percent to 32.6 million tons, from 31.7 million tons in 1994's first quarter.




                                    - 10 -



         PAGE 11

ITEM 2.  MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS, CONTINUED

OUTLOOK
- -------

         Entering the second quarter of 1995, CSXT is experiencing solid demand for export coal shipments as U.S. producers take advantage of increased economic activity abroad and favorable exchange rates. CSXT merchandise traffic is expected to increase in the second quarter of 1995 over near-record 1994 levels. The company also plans to continue its intense focus on productivity improvements and expense control.

         CSXT continues to monitor and be actively involved in on-going industry-wide labor contract negotiations. These negotiations have traditionally taken place over a number of months and have not resulted in any extended work stoppages.

OTHER MATTERS
- -------------

         CSXT expects its operating results for the second quarter of 1995 to include a pretax restructuring charge estimated to be between $150 million and $200 million. The charge will result from a decision by CSXT to obtain state-of-the-art technology, equipment and telecommunications services from AT&T Solutions.

         A ten year agreement was executed on May 2, 1995, by CSXT and AT&T. The agreement calls for AT&T to design and manage a new, network-centered telecommunications system that is expected to greatly enhance CSXT's operations and customer service. Implementation of the new technology will result in employee separation costs and the write down of certain telecommunication assets. This initiative will enable CSXT to leverage technological enhancements and to reduce operating expense.






















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




                                            CSX TRANSPORTATION, INC.


                                            /s/ GREGORY R. WEBER
                                            ------------------------
                                            Gregory R. Weber
Dated:  May 2, 1995                         (Principal Accounting Officer)




























                                    - 12 -