Form 10-Q
period 1995-06-30
CSX TRANSPORTATION INC
filed 1995-07-28
CIK 88128

PAGE 1
                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended June 30, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1995: 9,061,038 shares

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

         PAGE 2
                           CSX TRANSPORTATION, INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995




PART I.  FINANCIAL INFORMATION                             Page Number

Item 1.  Financial Statements

1.    Consolidated Statement of Earnings -
        Quarters and Six Months Ended June 30, 1995 and
        July 1, 1994                                            3

2.    Consolidated Statement of Cash Flows -
        Six Months Ended June 30, 1995 and July 1, 1994         4

3.    Consolidated Statement of Financial Position -
        At June 30, 1995 and December 30, 1994                  5

Notes to Consolidated Financial Statements                      6


Item 2.

Management's Analysis and Results of Operations                10


PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      12

Signature                                                      12

         PAGE 3
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      Consolidated Statement of Earnings
                             (Millions of Dollars)

                                    Quarter Ended           Six Months Ended
                                 -------------------       ------------------
                                 June 30,    July 1,       June 30,   July 1,
                                   1995       1994           1995      1994
                                 --------   --------       --------  --------

OPERATING REVENUE
  Merchandise                    $  797     $  786          $ 1,596   $ 1,544
  Coal                              379        363              745       702
  Other                              35         26               64        49
                                 ------     ------          -------   -------
    Transportation                1,211      1,175            2,405     2,295
    Non-Transportation               13         15               21        22
                                 ------     ------          -------   -------
        Total                     1,224      1,190            2,426     2,317
                                 ------     ------          -------   -------
OPERATING EXPENSE
  Labor and Fringe Benefits         463        453              934       918
  Materials, Supplies and Other     272        248              534       515
  Equipment Rent                     98        100              202       198
  Depreciation                       97         93              193       186
  Fuel                               64         61              129       124
  Restructuring Charge              196        ---              196       ---
                                 ------     ------          -------   -------
    Transportation                1,190        955            2,188     1,941
    Non-Transportation                6          5               12        11
                                 ------     ------          -------   -------
        Total                     1,196        960            2,200     1,952
                                 ------     ------          -------   -------
OPERATING INCOME                     28        230              226       365

Other Expense                         4          1               10         9

Interest Expense                     12         13               22        25
                                 ------     ------          -------   -------
EARNINGS BEFORE INCOME TAXES         12        216              194       331

Income Tax Expense                    3         79               71       122
                                 ------     ------          -------   -------
NET EARNINGS                     $    9     $  137          $   123   $   209
                                 ======     ======          =======   =======


See accompanying Notes to Consolidated Financial Statements.

         PAGE 4
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                             (Millions of Dollars)

                                                        Six Months Ended
                                                      -------------------
                                                      June 30,    July 1,
                                                        1995       1994
                                                      --------   --------
OPERATING ACTIVITIES
  Net Earnings                                         $ 123      $ 209
  Adjustments to Reconcile Earnings to
    Cash Provided
      Depreciation                                       193        186
      Deferred Income Taxes                              (10)        73
      Restructuring Charge                               196        ---
      Productivity/Restructuring Charge Payments         (31)       (56)
      Other Operating Activities                         (16)        18
      Changes in Operating Assets and Liabilities
        Accounts Receivable                               35        (11)
        Materials and Supplies                           (24)       (16)
        Other Current Assets                             (18)         9
        Accounts Payable and Other Current Liabilities     5        (92)
                                                       -----      -----
        Cash Provided by Operating Activities            453        320
                                                       -----      -----
INVESTING ACTIVITIES
  Property Additions                                    (414)      (231)
  Other Investing Activities                              54         32
                                                       -----      -----
        Cash Used by Investing Activities               (360)      (199)
                                                       -----      -----
FINANCING ACTIVITIES
  Long-Term Debt Issued                                  115         53
  Long-Term Debt Repaid                                  (56)       (62)
  Long-Term Debt Repaid to Parent                        ---        (86)
  Dividends Paid                                         (28)       (29)
  Other Financing Activities                               1        (41)
                                                       -----      -----
        Cash Provided (Used) by Financing Activities      32       (165)
                                                       -----      -----
CASH AND CASH EQUIVALENTS
  Increase (Decrease) in Cash and Cash Equivalents       125        (44)

  Cash and Cash Equivalents at Beginning of Period       452        272
                                                       -----      -----
  Cash and Cash Equivalents at End of Period           $ 577      $ 228
                                                       =====      =====


See accompanying Notes to Consolidated Financial Statements.

         PAGE 5
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                 Consolidated Statement of Financial Position
                             (Millions of Dollars)

                                                    June 30,     December 30,
                                                      1995           1994
                                                  ------------   ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents                       $   577        $   452
    Accounts Receivable                                  58             93
    Materials and Supplies                              141            117
    Deferred Income Taxes                               187            241
    Other Current Assets                                 76             57
                                                    -------        -------
      Total Current Assets                            1,039            960
                                                    -------        -------
  Properties and Other Assets
    Properties - Net                                  8,936          8,897
    Affiliates and Other Companies                      189            189
    Other Assets                                        178            195
                                                    -------        -------
      Total Properties and Other Assets               9,303          9,281
                                                    -------        -------
      Total Assets                                  $10,342        $10,241
                                                    =======        =======
LIABILITIES AND SHAREHOLDER'S EQUITY
  Current Liabilities
    Accounts Payable and Other Current Liabilities  $ 1,177        $ 1,159
    Current Maturities of Long-Term Debt                 85             89
    Due to Parent Company                                23             23
                                                    -------        -------
      Total Current Liabilities                       1,285          1,271
                                                    -------        -------
  Long-Term Debt                                        654            591
                                                    -------        -------
  Deferred Income Taxes                               2,182          2,246
                                                    -------        -------
  Long-Term Liabilities                               1,460          1,481
                                                    -------        -------
  Shareholder's Equity
    Common Stock                                        181            181
    Other Capital                                     1,061          1,047
    Retained Earnings                                 3,519          3,424
                                                    -------        -------
      Total Shareholder's Equity                      4,761          4,652
                                                    -------        -------
      Total Liabilities and Shareholder's Equity    $10,342        $10,241
                                                    =======        =======


See accompanying Notes to Consolidated Financial Statements.

         PAGE 6
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (All Tables in Millions of Dollars)

NOTE 1.  BASIS OF PRESENTATION.

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Transportation, Inc. ("CSXT") and its majority-owned subsidiaries as of June 30, 1995 and December 30, 1994, the results of its operations for the quarters and six months ended June 30, 1995, and July 1, 1994, and its cash flows for the six months ended June 30, 1995 and July 1, 1994, such adjustments being of a normal recurring nature. CSXT is a wholly-owned subsidiary of CSX Corporation ("CSX").

         While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in CSXT's latest Form 10-K.

         Certain prior-year data has been reclassified to conform to the 1995 presentation.

NOTE 2.  RESTRUCTURING CHARGE.

         In the second quarter, the company recorded a $196 million pretax restructuring charge to recognize the costs associated with a contractual agreement with a third party to replace and technologically enhance its existing private telecommunications network. This initiative will result in a $163 million write-down of technologically obsolete telecommunications assets and separation and labor protection payments totaling $33 million to approximately 275 employees.

NOTE 3.  ACCOUNTS RECEIVABLE.

         CSXT has an ongoing agreement to sell without recourse on a monthly basis, an undivided percentage ownership interest in all freight accounts receivable to CSX Trade Receivables Corporation ("CTRC"), a wholly-owned subsidiary of CSX. At June 30, 1995 and December 30, 1994, accounts receivable sold under this agreement totaled $590 million and $579 million, respectively. In addition, CSXT has an agreement to sell with recourse on a monthly basis, an undivided ownership interest in all miscellaneous accounts receivable to a financial institution. Accounts receivable sold under this agreement totaled $46 million at June 30, 1995 and December 30, 1994. CSXT has retained the collection and servicing responsibility with respect to all accounts receivable sold.

         PAGE 7
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                      (All Tables in Millions of Dollars)

NOTE 4.  OTHER INCOME (EXPENSE).
                                      Quarter Ended        Six Months Ended
                                 June 30,      July, 1,    June 30,    July 1,
                                   1995          1994        1995       1994
                                 --------      --------    --------    -------
Interest Income                   $  11         $   8       $  21       $  15
Gain on South Florida Track Sale
  Transaction                       ---            22         ---          22
Loss on Investment Transaction      ---           (14)        ---         (14)
Fees Related to
  Accounts Receivable Sold          (13)          (11)        (27)        (22)
Miscellaneous                        (2)           (6)         (4)        (10)
                                  -----         -----       -----       -----
 Total                            $  (4)        $  (1)      $ (10)      $  (9)
                                  =====         =====       =====       =====

NOTE 5.  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES.

                                                    June 30,     December 30,
                                                      1995          1994
                                                   ---------     ------------
Trade Accounts Payable                              $  529        $  511
Labor and Fringe Benefits                              382           374
Interest, Taxes and Other                              135           141
Casualty Reserves                                      131           133
                                                    ------        ------
     Total                                          $1,177        $1,159
                                                    ======        ======

NOTE 6.  CONTINGENCIES.

         As part of its restructuring initiative, CSXT entered a contractual agreement with a third party to replace and technologically enhance its existing private telecommunications network. The agreement was executed during the second quarter of 1995, and requires minimum payments totaling approximately $330 million over its ten-year term.

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

         Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and periodically reviews for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at June 30, 1995 and December 30, 1994 were $139 million and $140 million, respectively. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as for ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the June 30, 1995 environmental liability is expected to be paid out over the next five years, funded by cash generated from operations.

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

NOTE 7.  RELATED PARTIES.

         Cash and cash equivalents at June 30, 1995 and December 30, 1994, includes $624 million and $510 million, respectively, representing amounts due from CSX for CSXT's participation in the CSX cash management plan. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to repay all amounts due on demand should circumstances require.
The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.

         PAGE 9
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                      (All Tables in Millions of Dollars)

NOTE 7.  RELATED PARTIES, Continued

         In 1994, CSXT entered into a loan agreement with Customized Transportation, Inc. ("CTI"), a wholly-owned subsidiary of CSX, whereby CTI borrowed $40 million from CSXT. Interest on the loan is payable semi-annually, with the entire principal amount due on January 1, 2001. Interest income was $1 million for the quarters ending June 30, 1995 and July 1, 1994.

         Included in Materials, Supplies and Other expense are amounts related to a management service fee charged by CSX, data processing related charges from CSX Technology, Inc. ("Technology"), and the reimbursement, under an operating agreement, from CSX Intermodal, Inc. ("CSXI") for costs incurred by CSXT related to intermodal operations. Technology and CSXI are wholly-owned subsidiaries of CSX. Materials, Supplies and Other expense includes net expense of $72 million for the second quarter of 1995 and $49 million for the second quarter of 1994 relating to the above arrangements.

         CSXT has an operating lease agreement with CSXI for 3,400 rebuilt coal gondola cars. The cars were previously owned and rebuilt by CSXT, and were subsequently sold to CSXI at book value. These cars are presently being leased by CSXT through March 2006. In addition, CSXT is leasing 65 locomotives from CSXI pursuant to a pre-existing operating lease agreement acquired by CSXI from a third party. These locomotives are being leased by CSXT through May 2008. In the second quarter of 1995 and 1994, rent expense includes $5 million associated with the CSXI lease agreements noted above.




























         Page 10

ITEM 2.  MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

Second Quarter 1995 Compared With 1994
- --------------------------------------

         Net operating income for the 1995 second quarter was $28 million versus $230 million for the prior-year quarter. Results for the quarter included the effect of a $196 million pretax restructuring charge related to a contractual agreement with a third party to replace and technologically enhance the company's existing private telecommunications network.

         Exclusive of the restructuring charge, transportation operating income declined $3 million or 1 percent, to $217 million for the second quarter of 1995, from $220 million in the prior-year quarter. A 3 percent increase in revenue for the quarter was offset by a 4 percent increase in total operating expense.

                                 TRANSPORTATION OPERATING INCOME
                                     (Millions of Dollars)
                                 -------------------------------
                       Quarter Ended               Six Months Ended
                     ------------------           -------------------
                     June 30,   July 1,  Percent  June 30,    July 1,  Percent
                       1995      1994    Change     1995       1994    Change
                     --------  --------  -------  --------   --------  -------
Operating Revenue
  Merchandise        $  797     $  786      1%    $ 1,596     $ 1,544     3%
  Coal                  379        363      4%        745         702     6%
  Other                  35         26     35%         64          49    31%
                     ------     ------            -------     -------
    Total             1,211      1,175      3%      2,405       2,295     5%
Operating Expense     1,190        955     25%      2,188       1,941    13%
                     ------     ------            -------     -------
Operating Income     $   21     $  220   (90)%    $   217     $   354  (39)%
                     ======     ======            =======     =======
Operating Income (a) $  217     $  220    (1)%    $   413     $   354    17%
                     ======     ======            =======     =======

    (a)  Pro forma basis, excluding $196 million restructuring charge.

         Transportation revenue, driven by traffic gains in both merchandise and export coal, increased 3 percent over the prior-year quarter to $1.2 billion. Merchandise traffic rose 3 percent, benefiting from gains in a number of markets, notably agricultural products, phosphates and fertilizer, metals and chemicals.

         Overall, coal volume rose 3 percent in the quarter to 39.7 million tons as exports surged 81 percent to 5.8 million tons, more than offsetting a 4 percent drop in domestic tonnage. Domestic volume was 33.9 million tons for the quarter, reflecting lower utility burn rates due to mild winter weather across the eastern United States.





         PAGE 11

ITEM 2.  MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS, CONTINUED

Second Quarter 1995 Compared With 1994, Continued
- -------------------------------------------------

         Excluding the restructuring charge, transportation operating expense was $994 million in the quarter compared to $955 million in the second quarter of 1994. Materials, supplies and other expense increased 10 percent, reflecting heavier traffic volumes. Labor and fringe benefit expense increased approximately 2 percent due to the greater number of train crews required to handle the higher traffic as well as a modest wage increase mandated by the Presidential Emergency Board No. 219.

First Six Months 1995 Compared to 1994
- --------------------------------------

         For the first six months ended June 30, 1995, CSXT reported operating income, excluding the restructuring charge, of $422 million versus $365 million for the same period in 1994. Continuing cost control efforts held expenses near 1994 levels while continued strength in the domestic economy and improved export coal volume combined to increase revenues 5 percent.

OUTLOOK
- -------

         Entering the third quarter of 1995, CSXT is experiencing solid demand for export coal shipments as U.S. producers take advantage of increased economic activity abroad and favorable exchange rates. Merchandise traffic is expected to maintain its strength over the second half of the year.

         CSXT continues to monitor and be actively involved in ongoing industrywide labor contract negotiations. These negotiations have traditionally taken place over a number of months and have not resulted in any extended work stoppages.






















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




                                            CSX TRANSPORTATION, INC.


                                            /s/ GREGORY R. WEBER
                                            ------------------------
                                            Gregory R. Weber
Dated:  July 28, 1995                       (Principal Accounting Officer)





























