Form 10-Q
period 1995-09-29
CSX TRANSPORTATION INC
filed 1995-11-07
CIK 88128

PAGE 1
                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended September 29, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 29, 1995: 9,061,038 shares

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

        PAGE 2
                         CSX TRANSPORTATION, INC.
                                 FORM 10-Q
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1995




PART I.  FINANCIAL INFORMATION                             Page Number

Item 1.  Financial Statements

1.    Consolidated Statement of Earnings -
        Quarters and Nine Months Ended September 29, 1995
        and September 30, 1994                                  3

2.    Consolidated Statement of Cash Flows -
        Nine Months Ended September 29, 1995 and
        September 30, 1994                                      4

3.    Consolidated Statement of Financial Position -
        At September 29, 1995 and December 30, 1994             5

Notes to Consolidated Financial Statements                      6


Item 2.

Management's Analysis and Results of Operations                11


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      13

Signature                                                      13

        PAGE 3
                 CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                    Consolidated Statement of Earnings
                           (Millions of Dollars)

                                    Quarter Ended          Nine Months Ended
                                 --------------------      -------------------
                                 Sept. 29,  Sept. 30,      Sept. 29, Sept. 30,
                                   1995       1994           1995      1994
                                 --------   ---------      --------  ---------

OPERATING REVENUE
  Merchandise                    $  767     $  733          $ 2,363   $ 2,277
  Coal                              388        384            1,133     1,086
  Other                              36         30              100        79
                                 ------     ------          -------   -------
    Transportation                1,191      1,147            3,596     3,442
    Non-Transportation               13         26               34        48
                                 ------     ------          -------   -------
        Total                     1,204      1,173            3,630     3,490
                                 ------     ------          -------   -------
OPERATING EXPENSE
  Labor and Fringe Benefits         461        468            1,395     1,386
  Materials, Supplies and Other     263        262              797       777
  Equipment Rent                     93         96              295       294
  Depreciation                       97         93              290       279
  Fuel                               60         62              189       186
  Restructuring Charge              ---        ---              196       ---
                                 ------     ------          -------   -------
    Transportation                  974        981            3,162     2,922
    Non-Transportation                6          8               18        19
                                 ------     ------          -------   -------
        Total                       980        989            3,180     2,941
                                 ------     ------          -------   -------
OPERATING INCOME                    224        184              450       549

Other Income (Expense)                6         (7)              (4)      (16)

Interest Expense                     13         10               35        35
                                 ------     ------          -------   -------
EARNINGS BEFORE INCOME TAXES        217        167              411       498

Income Tax Expense                   79         62              150       184
                                 ------     ------          -------   -------
NET EARNINGS                     $  138     $  105          $   261   $   314
                                 ======     ======          =======   =======


See accompanying Notes to Consolidated Financial Statements.

        PAGE 4
                 CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                   Consolidated Statement of Cash Flows
                           (Millions of Dollars)

                                                       Nine Months Ended
                                                      --------------------
                                                      Sept. 29,  Sept. 30,
                                                        1995       1994
                                                      ---------  ---------
OPERATING ACTIVITIES
  Net Earnings                                         $ 261      $ 314
  Adjustments to Reconcile Earnings to
    Cash Provided
      Depreciation                                       290        279
      Deferred Income Taxes                               32        113
      Restructuring Charge                               196        ---
      Productivity/Restructuring Charge Payments         (78)       (83)
      Other Operating Activities                          28         28
      Changes in Operating Assets and Liabilities
        Accounts Receivable                              (80)       (58)
        Materials and Supplies                            (5)         6
        Other Current Assets                             (13)         7
        Accounts Payable and Other Current Liabilities    55        (33)
                                                       -----      -----
        Cash Provided by Operating Activities            686        573
                                                       -----      -----
INVESTING ACTIVITIES
  Property Additions                                    (567)      (371)
  Other Investing Activities                              23         22
                                                       -----      -----
        Cash Used by Investing Activities               (544)      (349)
                                                       -----      -----
FINANCING ACTIVITIES
  Long-Term Debt Issued                                  115         53
  Long-Term Debt Repaid                                  (70)       (79)
  Long-Term Debt Repaid to Parent                        ---        (86)
  Dividends Paid                                         (37)       (28)
  Other Financing Activities                               3        (40)
                                                       -----      -----
        Cash Provided (Used) by Financing Activities      11       (180)
                                                       -----      -----
CASH AND CASH EQUIVALENTS
  Increase in Cash and Equivalents                       153         44

  Cash and Cash Equivalents at Beginning of Period       452        272
                                                       -----      -----
  Cash and Cash Equivalents at End of Period           $ 605      $ 316
                                                       =====      =====


See accompanying Notes to Consolidated Financial Statements.

        PAGE 5
                 CSX TRANSPORTATION, INC. AND SUBSIDIARIES
               Consolidated Statement of Financial Position
                           (Millions of Dollars)

                                                  September 29,  December 30,
                                                      1995           1994
                                                  -------------  ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents                       $   605        $   452
    Accounts Receivable                                 172             93
    Materials and Supplies                              123            117
    Deferred Income Taxes                               197            241
    Other Current Assets                                 32             57
                                                    -------        -------
      Total Current Assets                            1,129            960
                                                    -------        -------
  Properties and Other Assets
    Properties - Net                                  9,006          8,897
    Affiliates and Other Companies                      207            189
    Other Assets                                        168            195
                                                    -------        -------
      Total Properties and Other Assets               9,381          9,281
                                                    -------        -------
      Total Assets                                  $10,510        $10,241
                                                    =======        =======
LIABILITIES AND SHAREHOLDER'S EQUITY
  Current Liabilities
    Accounts Payable and Other Current Liabilities  $ 1,172        $ 1,159
    Current Maturities of Long-Term Debt                 80             89
    Due to Parent Company                                24             23
                                                    -------        -------
      Total Current Liabilities                       1,314          1,271
                                                    -------        -------
  Long-Term Debt                                        645            591
                                                    -------        -------
  Deferred Income Taxes                               2,234          2,246
                                                    -------        -------
  Casualty, Environmental and Other Reserves            696            724
                                                    -------        -------
  Other Liabilities                                     768            757
                                                    -------        -------
  Shareholder's Equity
    Common Stock                                        181            181
    Other Capital                                     1,061          1,047
    Retained Earnings                                 3,649          3,424
                                                    -------        -------
      Total Shareholder's Equity                      4,891          4,652
                                                    -------        -------
      Total Liabilities and Shareholder's Equity    $10,510        $10,241
                                                    =======        =======


See accompanying Notes to Consolidated Financial Statements.

        PAGE 6
                 CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (All Tables in Millions of Dollars)

NOTE 1. BASIS OF PRESENTATION.

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Transportation, Inc. ("CSXT") and its majority-owned subsidiaries as of September 29, 1995 and December 30, 1994, the results of its operations for the quarters and nine months ended September 29, 1995, and September 30, 1994, and its cash flows for the nine months ended September 29, 1995 and September 30, 1994, such adjustments being of a normal recurring nature. CSXT is a wholly-owned subsidiary of CSX Corporation ("CSX").

        While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in CSXT's latest Form 10-K.

        Certain prior-year data has been reclassified to conform to the 1995 presentation.

NOTE 2. RESTRUCTURING CHARGE.

        In the second quarter, the company recorded a $196 million pretax restructuring charge to recognize the costs associated with a contractual agreement with AT&T Solutions ("AT&T") to replace, manage, and technologically enhance its existing private telecommunications network. The initiative resulted in a $163 million write-down of assets rendered obsolete and will further result in separation and labor protection payments totaling $33 million to approximately 275 affected employees.

        Under the agreement between AT&T and CSXT, which was effective May 1, 1995, AT&T will supply and manage new technology, thereby rendering CSXT's existing telecommunications assets commercially obsolete. CSXT will be obligated to pay minimum charges of approximately $330 million in equal annual amounts over the next ten years.

        The commercially obsolete assets represent the internal company-wide telecommunications network including the existing microwave and fiber optic communications systems, portable radios, and road and yard communication pole line distribution systems. AT&T will provide wireless communications technology over its existing network to replace the CSXT system. After the phase-in of this technology, AT&T will retain ownership of the equipment and will grant CSXT access to the equipment and the network.

        The commercially obsolete assets have no alternative use and their net realizable value as an obsolete company-wide telecommunications network is not significant. As a result of the agreement with AT&T, the net book value of the assets being replaced was reduced by $163 million.

        The $33 million provision for separation and labor protection payments was based upon existing collective bargaining agreements with members of clerical, electrical and signal crafts. CSXT expects 67% of the affected

        PAGE 7
                 CSX TRANSPORTATION, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                    (All Tables in Millions of Dollars)

NOTE 2.  RESTRUCTURING CHARGE, Continued

employees to be impacted within one year and the remaining 33% to be impacted within four to five years. Through September 29, 1995, 29 employee separations have been finalized and payments totaling $1 million have been made to effect these separations.

NOTE 3. ACCOUNTS RECEIVABLE.

        CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all freight accounts receivable to CSX Trade Receivables Corporation (CTRC), a wholly-owned subsidiary of CSX. At September 29, 1995 and December 31, 1994, accounts receivable sold under this agreement totaled $539 million and $579 million, respectively. In addition, CSXT has an agreement to sell with recourse on a monthly basis, an undivided ownership interest in all miscellaneous accounts receivable to a financial institution. At September 29, 1995 and December 31, 1994, accounts receivable sold under this agreement totaled $46 million. The sales of receivables have been reflected as reductions of "Accounts Receivable" in the Consolidated Statement of Financial Position.

NOTE 4. OTHER INCOME (EXPENSE).
                                      Quarter Ended        Nine Months Ended
                                 Sept. 29,     Sept. 30,  Sept. 29,  Sept. 30,
                                   1995          1994        1995       1994
                                 ---------     ---------   --------    -------
Interest Income                   $   9         $   5       $  14       $  16
Interest Income-CSX Cash
  Management Plan                     8             3          24           7
Gain on South Florida Track Sale
  Transaction                       ---           ---         ---          22
Loss on Investment Transaction      ---            (2)        ---         (16)
Fees Related to
  Accounts Receivable Sold          (13)          (12)        (40)        (34)
Miscellaneous                         2            (1)         (2)        (11)
                                  -----         -----       -----       -----
 Total                            $   6         $  (7)      $  (4)      $ (16)
                                  =====         =====       =====       =====

NOTE 5. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES.

                                                  September 29,  December 30,
                                                      1995          1994
                                                  -------------  ------------
Trade Accounts Payable                              $  543        $  511
Labor and Fringe Benefits                              390           374
Interest, Taxes and Other                              103           141
Casualty Reserves                                      136           133
                                                    ------        ------
     Total                                          $1,172        $1,159
                                                    ======        ======

        PAGE 8
                 CSX TRANSPORTATION, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                    (All Tables in Millions of Dollars)

NOTE 6. RELATED PARTIES.

        Cash and cash equivalents at September 29, 1995 and December 30,
1994, includes $625 million and $510 million, respectively, representing amounts due from CSX for CSXT's participation in the CSX cash management plan. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to repay all amounts due on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.

        In 1994, CSXT entered into a loan agreement with Customized Transportation, Inc. ("CTI"), a wholly-owned subsidiary of CSX, whereby CTI borrowed $40 million from CSXT. Interest on the loan is payable semi-annually, with the entire principal amount due on January 1, 2001. Interest income was $1 million for the quarters ending September 29, 1995 and September 30, 1994.

        Included in Materials, Supplies and Other expense are amounts related to a management service fee charged by CSX, data processing related charges from CSX Technology, Inc. ("Technology"), and the reimbursement, under an operating agreement, from CSX Intermodal, Inc. ("CSXI") for costs incurred by CSXT related to intermodal operations. The management service fee charged by CSX represents compensation for certain corporate services provided to CSXT. These services include development of corporate policy and long-range strategic plans, allocation of capital, placement of debt, maintenance of employee benefit plans, internal audit and tax administration. The data processing related charges are compensation to CSX Technology, Inc. for the development, implementation and maintenance of computer systems, software and associated documentation for the day to day operations of CSXT. CSX Technology and CSXI are wholly-owned subsidiaries of CSX. Materials, Supplies and Other expense includes net expense of $69 million and $208 million, respectively, for the third quarter and nine months ended September 29, 1995 relating to the above arrangements, and net expense of $64 million and $177 million, respectively, for the third quarter and nine months ended September 30, 1994.

        CSXT has an operating lease agreement with CSXI for 3,400 rebuilt coal gondola cars. The cars were previously owned and rebuilt by CSXT, and were subsequently sold to CSXI at book value. These cars are presently being leased by CSXT through March 2006. In addition, CSXT is leasing 65 locomotives from CSXI pursuant to a pre-existing operating lease agreement acquired by CSXI from a third party. These locomotives are being leased by CSXT through May 2008. In the third quarter of 1995 and 1994, rent expense includes $6 million associated with the CSXI lease agreements noted above.

NOTE 7. COMMITMENTS AND CONTINGENCIES.

        As part of its restructuring initiative, CSXT entered a contractual agreement with AT&T to replace and technologically enhance its existing private telecommunications network. The agreement was executed during the second quarter of 1995, and requires minimum payments totaling approximately $330 million over its ten-year term.
                                   - 8 -



        PAGE 9
                 CSX TRANSPORTATION, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                    (All Tables in Millions of Dollars)

COMMITMENTS AND CONTINGENCIES, Continued

        CSXT is a party in various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party ("PRP") in a number of investigations and actions relating to 106 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund Statute ("Superfund") or corresponding state statutes. Many of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or corresponding state statutes typically involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

        The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, where available, and existing technology, laws and regulations. CSXT's best estimate of the allocation method and percentage of liability when other potentially responsible parties are involved are based on assessments by consultants, agreements among potentially responsible parties, or determinations by the EPA or other regulatory agencies.

        CSXT frequently reviews its role, if any, with respect to each such location, giving consideration to the nature of CSXT's alleged connection to the location (e.g., generator, owner or operator), the extent of CSXT's alleged connection (e.g., volume of waste sent to the location and other relevant factors), the accuracy and strength of evidence connecting CSXT to the location, and the number, connection and financial position of other named and unnamed potentially responsible parties at the location. The ultimate liability for remediation is difficult to determine with certainty because of the number of and creditworthiness of PRPs involved. Through the assessment process, CSXT monitors the creditworthiness of such PRPs in determining ultimate liability.

        Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and periodically reviews for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at September 29, 1995 and December 30, 1994 were $136 million and $140 million, respectively. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as for ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the September 29, 1995 environmental liability is expected to be paid out over the next five years, funded by cash generated from operations.






                                   - 9 -



        Page 10

COMMITMENTS AND CONTINGENCIES, Continued

        The company does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, latent conditions at any given location could result in exposure, the amount and
materiality of which cannot presently be reliably estimated.   Based upon
information currently available, however, the company believes that its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations and that the ultimate liability for these matters will not materially affect its overall results of operations and financial condition.

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




































                                  - 10 -



        PAGE 11

ITEM 2. MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

Third Quarter 1995 Compared With 1994
-------------------------------------

        Net operating income for the 1995 third quarter was $224 million versus $184 million for the prior-year quarter.

        Transportation operating income increased $51 million or 31 percent, to $217 million for the third quarter of 1995, from $166 million in the prior-year quarter. The results reflect a 4 percent increase in revenue for the quarter, as well as a 1 percent decrease in transportation operating expense.

                                 TRANSPORTATION OPERATING INCOME
                                     (Millions of Dollars)
                                 -------------------------------
                       Quarter Ended              Nine Months Ended
                     ------------------           -------------------
                     Sept. 29, Sept. 30, Percent  Sept. 29,  Sept. 30, Percent
                       1995      1994    Change     1995       1994    Change
                     --------- --------- -------  ---------  --------- -------
Operating Revenue
  Merchandise        $  767     $  733      5%    $ 2,363     $ 2,277     4%
  Coal                  388        384      1%      1,133       1,086     4%
  Other                  36         30     20%        100          79    27%
                     ------     ------            -------     -------
    Total             1,191      1,147      4%      3,596       3,442     4%
Operating Expense       974        981     (1%)     3,162       2,922     8%
                     ------     ------            -------     -------
Operating Income     $  217     $  166     31%    $   434     $   520   (16%)
                     ======     ======            =======     =======
Operating Income (a) $  217     $  166     31%    $   630     $   520    21%
                     ======     ======            =======     =======

    (a) Pro forma basis, excluding $196 million restructuring charge.

Third Quarter 1995 Compared With 1994, Continued
------------------------------------------------

        Transportation revenue, driven by traffic gains in both merchandise and export coal, increased 4 percent over the prior-year quarter to $1.2 billion. Merchandise traffic rose 4 percent, benefiting from gains in a number of markets, notably agricultural products, phosphates and fertilizer, chemicals, forest products, and automobiles.

        Overall, coal volume rose 2 percent in the quarter to 40.2 million tons as exports surged 27 percent to 5.2 million tons, more than offsetting a 1 percent drop in domestic tonnage. Domestic volume was 35 million tons for the quarter, versus 35.4 million tons in the prior year quarter.

        Transportation operating expense was $974 million in the quarter compared to $981 million in the third quarter of 1994. Despite the heavier traffic volumes, operating expense decreased 1% for the quarter due to the effectiveness of cost control measures, a 2% decrease in fuel prices, and a 3% decrease in equipment rent.

                                  - 11 -



        PAGE 12

ITEM 2. MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS, CONTINUED

First Nine Months 1995 Compared to 1994
---------------------------------------

        For the first nine months ended September 29, 1995, CSXT reported operating income, excluding the restructuring charge, of $646 million versus $549 million for the same period in 1994. Continuing cost control efforts held expenses near 1994 levels while continued strength in the domestic economy and improved export coal volume combined to increase revenues 4 percent.

OUTLOOK
-------

        Entering the fourth quarter of 1995, CSXT is experiencing solid demand for export coal shipments as U.S. producers take advantage of increased economic activity abroad and favorable exchange rates. Merchandise traffic is expected to maintain its strength over the remainder of the year.

        CSXT continues to monitor and be actively involved in ongoing industrywide labor contract negotiations. These negotiations have traditionally taken place over a number of months and have not resulted in any extended work stoppages.

        During the fourth quarter, CSXT anticipates continuing benefits from its cost reduction efforts.

OTHER MATTERS
-------------

        The company is assessing any potential impact of the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which it expects to adopt for its fiscal year ending December 27, 1996. The company has not completed a determination as to whether or not indicators of impairment of long-lived assets are present.



















                                  - 12 -



        PAGE 13

PART II.OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K

           (b) Reports on Form 8-K

               1.None.


                                 SIGNATURE
                                 ---------


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            CSX TRANSPORTATION, INC.


                                            /s/ GREGORY R. WEBER
                                            ------------------------
                                            Gregory R. Weber
Dated:  November 7, 1995                    (Principal Accounting Officer)





























                                  - 13 -