Form 10-K/A
period 1994-12-30
CSX TRANSPORTATION INC
filed 1996-01-18
CIK 88128

PAGE 1

                                   FORM 10-K/A

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

                                           Name of each exchange on which each
     Title of each class                           class is registered
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
Item No.                                                                 Page
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
                              =======           =======         =======
Item 3.   Legal Proceedings.

          A number of legal actions, other than the environmental matters described below, are pending against CSXT in which claims are made in substantial amounts. Management does not currently expect that these matters will have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

          CSXT has been identified, together with other parties, as a potentially responsible party in a number of governmental investigations and actions relating to environmentally impaired sites. Such sites frequently involve other waste generators and disposal companies to whom costs associated with site investigation and cleanup may be allocated or from whom such costs may be recovered.

          Due to the number of parties involved at many of these sites, the wide range of costs of possible remediation alternatives, changing cleanup technology, the length of time over which these matters develop and evolving governmental standards, it is not always possible to estimate precisely the Company's liability for the costs associated with the assessment and remediation of contaminated sites.

          CSXT maintained reserves for 106 environmental sites at year-end 1994. CSXT periodically reviews its environmental reserves to determine whether additional provisions are necessary. Based on current information, CSXT believes its reserves are adequate to meet remedial actions to comply with present laws and regulations. Although CSXT's financial results could be significantly affected in any future quarterly reporting period in which CSXT incurred substantial remedial expenses at a number of these and other sites, CSXT believes the ultimate liability for these matters will not materially affect its overall financial position, results of operations and cash flows.

          PAGE 6

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




                                      - 6 -



          PAGE 7

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

          (b)  Reports on Form 8-K.

                  None.

















                                      - 7 -



          PAGE 8

                                   Signatures


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of January, 1996.

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

     Signatures                                         Title
-----------------------                  -------------------------------------

/s/ John W. Snow                         Chairman of the Board and Director
-----------------
    John W. Snow*

/s/ Alvin R. Carpenter                   President and Chief Executive Officer
-----------------------                  (Principal Executive Officer) and
    Alvin R. Carpenter*                  Director

/s/ Gerald L. Nichols                    Executive Vice-President and Chief
----------------------                   Operating Officer and Director
    Gerald L. Nichols*

/s/ Mark G. Aron                         Director
-----------------
    Mark G. Aron*

/s/ James Ermer                          Director
----------------
    James Ermer*

/s/ Paul R. Goodwin                      Director
--------------------
    Paul R. Goodwin*

/s/ Michael J. Ward                      Senior Vice President-Finance
--------------------                     (Principal Finance Officer)
    Michael J. Ward*

/s/ PATRICIA J. AFTOORA
-----------------------
*Patricia J. Aftoora
 (Attorney-in-Fact)                                       January 18, 1996

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

          PAGE 13
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                              (Millions of Dollars)

                                                       Fiscal Year Ended
                                                  ---------------------------
                                                  Dec. 30,  Dec. 31,  Dec. 31,
                                                    1994      1993      1992
                                                  --------  --------  -------
FINANCING ACTIVITIES
  Long-Term Debt Issued                                92        80      148
  Long-Term Debt Repaid                               (93)     (160)    (213)
  Cash Dividends Paid                                 (28)      (28)     (74)
  Parent Company Advances Issued                      ---       ---       30
  Parent Company Advances Repaid                      (86)      (18)    (153)
  Other Financing Activities                           (1)       (2)       4
                                                  -------   -------  -------
    Cash Used by Financing Activities                (116)     (128)    (258)
                                                  -------   -------  -------

CASH AND CASH EQUIVALENTS
  Increase (Decrease) in Cash and Cash Equivalents    180        24      (39)

  Cash and Cash Equivalents at Beginning of Year      272       248      287
                                                  -------   -------  -------
  Cash and Cash Equivalents at End of Year        $   452   $   272  $   248
                                                  =======   =======  =======

See accompanying Notes to Consolidated Financial Statements.

          PAGE 14
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                              (Millions of Dollars)
                                                   Dec. 30,      Dec. 31,
                                                     1994          1993
                                                   --------      --------
ASSETS
  Current Assets
    Cash and Cash Equivalents                      $   452        $  272
    Accounts and Notes Receivable                       93            98
    Materials and Supplies                             117           116
    Deferred Income Taxes                              241           103
    Other Current Assets                                57            43
                                                   -------        ------
      Total Current Assets                             960           632
                                                   -------        ------
  Properties and Other Assets
    Properties-Net                                   8,897         8,631
    Affiliates and Other Companies                     189           155
    Other Assets                                       195           235
                                                   -------        ------
      Total Properties and Other Assets              9,281         9,021
                                                   -------        ------
      Total Assets                                 $10,241        $9,653
                                                   =======        ======
LIABILITIES
  Current Liabilities
    Accounts Payable and Other Current
      Liabilities                                  $ 1,159        $1,111
    Current Maturities of Long-Term Debt                89            87
    Due to Parent Company                               23            40
                                                   -------        ------
      Total Current Liabilities                      1,271         1,238
                                                   -------        ------
  Long-Term Debt                                       591           593
                                                   -------        ------
  Due to Parent Company                                ---            69
                                                   -------        ------
  Deferred Income Taxes                              2,246         1,937
                                                   -------        ------
  Casualty, Environmental and Other Reserves           724           965
                                                   -------        ------
  Other Liabilities and Deferred Gains                 757           666
                                                   -------        ------
SHAREHOLDER'S EQUITY
    Common Stock, $20 Par Value; Authorized
      10,000,000 Shares; 9,061,038 Shares
      Issued and Outstanding                           181           181
    Other Capital                                    1,047         1,047
    Retained Earnings                                3,424         2,957
                                                   -------        ------
      Total Shareholder's Equity                     4,652         4,185
                                                   -------        ------
      Total Liabilities and Shareholder's Equity   $10,241        $9,653
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

Accounts Receivable

          CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all freight accounts receivable to CSX Trade Receivable Corporation (CTRC), a wholly-owned subsidiary of CSX. At December 30, 1994, December 31, 1993 and December 31, 1992, accounts receivable sold under this agreement totaled $579 million, $556 million and $600 million, respectively. In addition, CSXT has an agreement to sell with recourse on a monthly basis, an undivided ownership interest in all miscellaneous accounts receivable to a financial institution. At December 30, 1994 and December 31, 1993, accounts receivable sold under this agreement totaled $46 million and $50 million, respectively. The sales of receivables have been reflected as reductions of "Accounts and Notes Receivable" in the Consolidated Statement of Financial Position. The discounts on the sales of the receivables and related servicing costs were $45 million in 1994, $44 million in 1993 and $17 million in 1992. These costs have been reported in "Other Income" in the Consolidated Statement of Earnings.

Materials and Supplies

          Materials and supplies are carried at average cost.

Properties

          Main line track is depreciated on a group basis using a unit-of-

          PAGE 17
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES, Continued

production method. All other property and equipment are depreciated on a straight-line basis over their estimated useful lives of seven to 42 years. Interstate Commerce Commission (ICC) regulations require periodic formal studies of ultimate service lives for all railroad assets. Resulting service life estimates are subject to review and approval by the ICC. Significant premature retirements, which would include major casualty losses, abandonments, sales and obsolescence of assets, are recorded as gains or losses at the time of their occurrence. Expenditures which significantly increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. All properties are stated at cost.

          CSXT uses the specific identification method to assess potential impairment of properties and other assets. CSXT compares the estimated recoverable value of a specific asset to its book value. If the recoverable value of an asset is less than its book value, the asset is considered for write-down to its recoverable value.

Revenue Recognition

          Transportation revenue is recognized proportionately as a shipment moves from origin to destination on the CSXT system.

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

          In the second quarter of 1992, CSXT recorded a charge principally to recognize the estimated additional costs of buying out certain trip-based compensation elements paid to train crew employees. These compensation elements were based upon collective bargaining agreements with train crew employees. The additional pretax charge amounted to $664 million and reduced net earnings for 1992 by $427 million.

          The $1.3 billion in combined charges includes $1.2 billion for reductions from three- to two-member train crews and for buying out productivity funds and short-crew allowances. CSXT has reached labor agreements across all portions of its rail system where it is allowed to operate trains with two-member crews.

          The trip-based compensation amounts vary by labor agreement. Upon ratification of the labor agreements, each affected employee received a cash payment. Each employee then elected to receive the remainder of their negotiated settlement in the form of a lump-sum payment or deferral to be paid upon resignation, retirement or death. CSXT expects 90% of the payments will have been made by the year 2019.

          As of December 30, 1994, payments totaling $637 million have been recorded as a reduction of the aggregate liabilities for the productivity charges. The remaining liability consists of $376 million for employee separations and associated costs (see Note 9). Based upon current negotiated agreements, CSXT expects the remaining liability of $376 million to be adequate.

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

          PAGE 19
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 4.  OTHER INCOME.
                                                  1994     1993      1992
                                                  ----     ----      ----

Interest Income - Other                           $ 20     $ 16      $ 18
Interest Income - CSX Cash Management Plan          13       12         9
Gain (Loss) on Investment Transactions             (26)      26       ---
Gain on South Florida Track Sale (a)                91       20         7
Fees Related to Accounts Receivable Sold           (45)     (44)      (17)
Miscellaneous                                       (4)     (19)      (16)
                                                  ----     ----      ----
    Total                                         $ 49     $ 11      $  1
                                                  ====     ====      ====

          (a) In May 1988, CSXT sold approximately 80 miles of track and right of way in Broward, Dade and Palm Beach counties to the state of Florida for $264 million subject to annual appropriations which were accounted for on an installment basis. On December 1, 1994, the state of Florida elected to satisfy its remaining unfunded obligation issued in 1988 to consummate the purchase of track and right of way. The transaction resulted in cash proceeds of $102 million and a pretax gain of $69 million. The scheduled payment resulted in a $22 million gain in 1994.

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

          PAGE 25
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 9.  CASUALTY, ENVIRONMENTAL AND OTHER RESERVES.

          Activity relating to casualty, environmental and other reserves is as follows:


                       Casualty       Environmental    Separation
                       Reserves(a)    Reserves(a)      Liabilities(a)
                       -----------    ------------     -----------

Balance 12/31/92        $ 369           $  77             $ 917

 Charged to Expense
   and Other Additions    189(b)           63               ---
Payments and Other
   Reductions            (179)             (9)             (295)(c)
                        -----           -----             -----
Balance 12/31/93          379             131               622

 Charged to Expense
   and Other Additions    159(b)           32               ---
 Payments and Other
   Reductions            (184)            (23)             (228)(c)
                        -----           -----             -----
Balance 12/30/94        $ 354           $ 140             $ 394
                        =====           =====             =====

(a) Balances include current portion of casualty and environmental reserves and separation liabilities, respectively, of $133 million, $20 million and $14 million at December 30, 1994 and $137 million, $1 million and $26 million at December 31, 1993.

(b) Casualty reserves are estimated based upon the first reporting of an accident or personal injury to an employee. Liabilities for accidents are based upon field reports and liabilities for personal injuries are based upon the type and severity of the injury and the use of current trends and historical data.

(c) Includes the transfer of $156 million in 1994 to a separation-related pension obligation and the reallocation of $95 million in 1993 to other negotiated settlements contemplated by the 1991 Productivity Charge. The transfer for 1994 represents the future cost of a pension obligation for certain train crew employees arising from the 1992 buyout of trip-based compensation (see Note 2). The 1993 reallocation adjusted for an over accrual of separation liabilities and an under accrual of amounts recorded for other negotiated settlements.

          PAGE 26
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 10.  LONG-TERM DEBT.

      Type                    Average
 (Maturity Dates)          Interest Rates      1994            1993
-----------------          --------------     ------          ------

Equipment Obligations
 (1995-2009)                     9%           $  381          $  417
Mortgage Bonds
 (1998-2003)                     3%               78              84
Other Obligations
 (1995-2021)                     8%              221             179
                                              ------          ------
   Total                         7%              680             680

Less Debt Due Within One Year                     89              87
                                              ------          ------
   Total Long-Term Debt                       $  591          $  593
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

          CSXT is a party in various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party in a number of investigations and actions relating to 106 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund Statute ("Superfund") or corresponding state statutes. Many of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or corresponding state statutes typically involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

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

          At least once each quarter CSXT reviews its role, if any, with respect to each such location, giving consideration to the nature of CSXT's alleged connection to the location (e.g., generator, owner or operator), the extent of CSXT's alleged connection (e.g., volume of waste sent to the location and other relevant factors), the accuracy and strength of evidence connecting CSXT to the location,

          PAGE 31
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 13.  SUMMARY OF COMMITMENTS AND CONTINGENCIES, Continued

and the number, connection and financial position of other named and unnamed potentially responsible parties at the location. The ultimate liability for remediation is difficult to determine with certainty because of the number of and creditworthiness of PRPs involved. Through the assessment process, CSXT monitors the creditworthiness of such PRPs in determining ultimate liability.

          Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and at least quarterly reviews for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at December 30, 1994 and December 31, 1993 were $140 million and $131 million, respectively. These recorded liabilities include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes the estimated future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the December 30, 1994 environmental liability is expected to be paid out over the next five years, funded by cash generated from operations.

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

                               Property Additions
                              ---------------------
                              (Millions of Dollars)

Property Additions                          1994      1993      1992
------------------                          ----      ----      ----
Merchandise Cars                            $105      $ 68      $ 45
Coal Cars                                      4         5         4
                                            ----      ----      ----
  Total Freight Cars                         109        73        49
                                            ----      ----      ----
Locomotives                                  131       120       134
Roadway                                      404       323       306
Other Equipment and Properties                32        53        50
                                            ----      ----      ----
Total Property Additions                    $676      $569      $539
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


































