Form 10-Q/A
period 1995-06-30
CSX TRANSPORTATION INC
filed 1996-01-18
CIK 88128

PAGE 1
                                  FORM 10-Q/A

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

NOTE 2.  RESTRUCTURING CHARGE.

         In the second quarter, the company recorded a $196 million pretax restructuring charge to recognize the costs associated with a contractual agreement with AT&T Solutions ("AT&T") to replace, manage, and technologically enhance its existing private telecommunication network. The initiative resulted in a $163 million write-down of assets rendered technologically obsolete and will further result in separation and labor protection payments totaling $33 million to approximately 275 affected employees.

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

NOTE 3.  ACCOUNTS RECEIVABLE.

         CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all freight accounts receivable to CSX Trade Receivables Corporation (CTRC), a wholly-owned subsidiary of CSX. At June 30, 1995 and December 30, 1994, accounts receivable sold under this agreement totaled $590 million and $579 million, respectively. In addition, CSXT has an agreement to sell with recourse on a monthly basis, an undivided ownership interest in all miscellaneous accounts receivable to a financial institution. At June 30, 1995 and December 30, 1994, accounts receivable sold under this agreement totaled $46 million. The sales of receivables have been reflected as reductions of "Accounts Receivable" in the Consolidated Statement of Financial Position.

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

         Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and at least quarterly reviews for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at June 30, 1995 and December 30, 1994 were $139 million and $140 million, respectively. These recorded liabilities include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the June 30, 1995 environmental liability is expected to be paid out over the next five years, funded by cash generated from operations.

         The company does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some

         PAGE 9
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                      (All Tables in Millions of Dollars)

CONTINGENCIES, Continued

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

Second Quarter 1995 Compared With 1994
--------------------------------------

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





                                    - 10 -



         PAGE 11

ITEM 2.  MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS, CONTINUED

Second Quarter 1995 Compared With 1994, Continued
-------------------------------------------------

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

First Six Months 1995 Compared to 1994
--------------------------------------

         For the first six months ended June 30, 1995, CSXT reported operating income, excluding the restructuring charge, of $422 million versus $365 million for the same period in 1994. Continuing cost control efforts held expenses near 1994 levels while continued strength in the domestic economy and improved export coal volume combined to increase revenues 5 percent.

OUTLOOK
-------

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

         The company is assessing any potential impact of the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which it will adopt for its fiscal year ending December 27, 1996.

         As an asset intensive business, CSXT continually focuses on utilization, cash flows and financial return from operating assets. CSXT's procedures for identifying indicators of asset impairment are under review given the new requirements of SFAS No. 121. The revised procedures are not expected to differ significantly from the present specific identification method.










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




                                            CSX TRANSPORTATION, INC.


                                            /s/ GREGORY R. WEBER
                                            ------------------------
                                            Gregory R. Weber
Dated:  January 18, 1996                    (Principal Accounting Officer)





























                                    - 12 -