Form 10-Q/A
period 1995-09-29
CSX TRANSPORTATION INC
filed 1996-01-18
CIK 88128

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

NOTE 3. ACCOUNTS RECEIVABLE.

        CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all freight accounts receivable to CSX Trade Receivables Corporation (CTRC), a wholly-owned subsidiary of CSX. At September 29, 1995 and December 30, 1994, accounts receivable sold under this agreement totaled $539 million and $579 million, respectively. In addition, CSXT has an agreement to sell with recourse on a monthly basis, an undivided ownership interest in all miscellaneous accounts receivable to a financial institution. At September 29, 1995 and December 30, 1994, accounts receivable sold under this agreement totaled $46 million. The sales of receivables have been reflected as reductions of "Accounts Receivable" in the Consolidated Statement of Financial Position.

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





























                                  - 13 -