Form 10-K405
period 1995-12-29
CSX TRANSPORTATION INC
filed 1996-03-08
CIK 88128

PAGE 1

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 29, 1995
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value of the voting stock at March 8, 1996, was $-0-, excluding the voting stock held by the parent of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant has 9,061,038 shares of common stock, par value $20.00, outstanding at March 8, 1996.

          PAGE 3
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                          1995 FORM 10-K ANNUAL REPORT
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

          PAGE 4
                                     PART I

Items 1. & 2.  Business and Properties.

                                   General
                                   -------
          CSX Transportation, Inc. (CSXT) is engaged principally in the business of railroad transportation and operates a system comprising 18,645 miles of first main line track in 20 states principally east of the Mississippi River (exclusive of New England), southern Ontario and the District of Columbia, employing an average of 29,537 employees. It conducts railroad operations in its own name and through railroad subsidiaries.

          CSXT is a wholly-owned subsidiary of CSX Corporation (CSX). CSX is a publicly-owned Virginia corporation with headquarters at One James Center, 901 East Cary Street, Richmond, Virginia, 23219-4031. CSX also controls other transportation businesses which include Sea-Land Service Inc., an ocean container-shipping company, CSX Intermodal Inc., an intermodal and trucking company, American Commercial Lines Inc., an inland barging and other marine-related activities business, and Customized Transportation Inc., a contract logistics service supplier. CSX also has interests in real estate, resorts and resort management.

          For information concerning business conducted by CSXT during 1995, see "Management's Narrative Analysis and Results of Operations" on pages 32 through 37.

                                     Roadway
                                     -------
          On December 29, 1995, CSXT's consolidated system consisted of 31,961 miles of track as follows:


                                     Track
                                     Miles
                                     -----

          First Main                18,645
          Second Main                2,925
          Passing, Crossovers
            and Turnouts             2,413
          Way and Yard Switching     7,978
                                    ------
              Total                 31,961
                                    ======

          Included above are 865 miles of leased track, 2,848 miles of track under trackage rights agreements with other railroads and 184 miles of track under operating contracts.

          PAGE 5
                                    Equipment
                                    ---------
          On December 29, 1995, CSXT and subsidiaries owned or leased the following:
                                Owned            Leased          Total
                                -----            ------          ------
      Locomotives
        Freight                 1,826               612           2,438
        Switching                 190                15             205
        Auxiliary Units           162               ---             162
                              -------           -------         -------
          Total                 2,178               627           2,805
                              =======           =======         =======
      Freight Cars
        Open Top Hoppers       15,139            11,189          26,328
        Gondolas                9,663            14,797          24,460
        Covered Hoppers        11,297             7,462          18,759
        Box Cars                9,087             5,818          14,905
        Flat Cars                 694            11,755          12,449
        Other                   1,858             1,459           3,317
                              -------           -------         -------
          Total                47,738            52,480         100,218
                              =======           =======         =======
Item 3.   Legal Proceedings.

          A number of legal actions, other than the environmental matters described below, are pending against CSXT in which claims are made in substantial amounts. While the ultimate results of such actions cannot be predicted with certainty, management does not currently expect that these matters will have a material adverse effect on the consolidated financial position, results of operations and cash flows of the company.

          CSXT has been identified, together with other parties, as a potentially responsible party in a number of governmental investigations and actions relating to environmentally impaired sites. Such sites frequently involve other waste generators and disposal companies to whom costs associated with site investigation and cleanup may be allocated or from whom such costs may be recovered.

          Due to the number of parties involved at many of these sites, the wide range of costs of the possible remediation alternatives, changing cleanup technology, the length of time over which these matters develop and evolving governmental standards, it is not always possible to estimate precisely the company's liability for the costs associated with the assessment and remediation of contaminated sites.

          CSXT maintained reserves for 108 environmental sites at year-end 1995. CSXT reviews its environmental reserves at least quarterly to determine whether additional provisions are necessary. Based on current information, CSXT believes its reserves are adequate to meet remedial actions and to comply with present laws and regulations. Although CSXT's financial results could be significantly affected in any quarterly reporting period in which CSXT incurred substantial remedial expenses at a number of these and other sites, CSXT believes the ultimate liability for these matters will not materially affect its overall financial position, results of operations and cash flows.

          PAGE 6

Item 4.  Submission of Matters to a Vote of Security Holders.

          Information omitted in accordance with General Instruction J(2)(c).

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

          There is no market for CSXT's common stock as CSXT is a wholly-owned subsidiary of CSX. During the years 1995, 1994 and 1993, CSXT paid dividends on its common stock aggregating $158 million, $28 million and $28 million, respectively.

Item 6.  Selected Financial Data.

          Information omitted in accordance with General Instruction J(2)(a).

          However, included as part of "Management's Narrative Analysis and Results of Operations" on page 32 is various selected financial and statistical information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Information omitted in accordance with General Instruction J(2)(a).

          However, in compliance with said Instruction, see "Management's Narrative Analysis and Results of Operations" on pages 32 through 37.

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

              3.   Exhibits.

                (3.1) Articles of Incorporation, as Amended and Restated
                      effective August 7, 1995.

                (3.2) By-laws of the Registrant as amended to
                      February 21, 1995.

          (b)  Reports on Form 8-K.

                  None.



















                                      - 7 -



          PAGE 8

                                   Signatures


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March, 1996.

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

/s/ Gerald L. Nichols                    Executive Vice-President and Chief
----------------------                   Operating Officer and Director
    Gerald L. Nichols*

/s/ Mark G. Aron                         Director
-----------------
    Mark G. Aron*

/s/ Paul R. Goodwin                      Director
--------------------
    Paul R. Goodwin*

/s/ Michael J. Ward                      Senior Vice President-Finance
--------------------                     (Principal Finance Officer)
    Michael J. Ward*

/s/ PATRICIA J. AFTOORA
-----------------------
*Patricia J. Aftoora
 (Attorney-in-Fact)
                                                          March 8, 1996




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


CSX Transportation, Inc. and Subsidiaries:

  Consolidated Financial Statements and Notes to Consolidated
    Financial Statements Submitted Herewith:

      Consolidated Statement of Earnings -
        Fiscal Years Ended December 29, 1995,
        December 30, 1994 and December 31, 1993                     11

      Consolidated Statement of Cash Flows -
        Fiscal Years Ended December 29, 1995,
        December 30, 1994 and December 31, 1993                     12

      Consolidated Statement of Financial Position -
        December 29, 1995 and December 30, 1994                     14

      Consolidated Statement of Retained Earnings
        Fiscal Years Ended December 29, 1995,
        December 30, 1994 and December 31, 1993                     15

      Notes to Consolidated Financial Statements                    16



























                                      - 9 -



          PAGE 10

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
                -------------------------------------------------

To the Shareholder and Board of Directors of CSX Transportation, Inc.

          We have audited the accompanying consolidated statement of financial position of CSX Transportation, Inc. and subsidiaries as of December 29, 1995 and December 30, 1994, and the related consolidated statements of earnings, cash flows and retained earnings for each of the three years in the period ended December 29, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above (appearing on pages 11-31) present fairly, in all material respects, the consolidated financial position of CSX Transportation, Inc. and subsidiaries at December 29, 1995 and December 30, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 1995, in conformity with generally accepted accounting principles.




                                     /s/ ERNST & YOUNG LLP
                                     ---------------------
                                     Ernst & Young LLP





Richmond, Virginia
January 31, 1996

          PAGE 11
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                              (Millions of Dollars)

                                                    Fiscal Years Ended
                                             --------------------------------
                                             Dec. 29,     Dec. 30,    Dec. 31,
                                               1995         1994        1993
                                             -------      -------     -------
OPERATING REVENUE
  Merchandise                                $ 3,158      $ 3,048     $ 2,909
  Coal                                         1,523        1,465       1,363
  Other                                          138          112         108
                                             -------      -------     -------
    Transportation                             4,819        4,625       4,380
    Non-Transportation                            68           78          64
                                             -------      -------     -------
      Total                                    4,887        4,703       4,444
                                             -------      -------     -------
OPERATING EXPENSE
  Labor and Fringe Benefits                    1,855        1,856       1,809
  Materials, Supplies and Other                1,076        1,022       1,011
  Equipment Rent                                 391          392         387
  Depreciation                                   385          371         371
  Fuel                                           255          251         253
  Restructuring Charge                           196          ---         ---
                                             -------      -------     -------
    Transportation                             4,158        3,892       3,831
    Non-Transportation                            25           31          22
                                             -------      -------     -------
      Total                                    4,183        3,923       3,853
                                             -------      -------     -------

OPERATING INCOME                                 704          780         591
Other Income (Expense)                            (6)          49          11
Interest Expense                                  46           45          60
                                             -------      -------     -------

EARNINGS BEFORE INCOME TAXES                     652          784         542

Income Tax Expense                               244          289         234

                                             -------      -------     -------
NET EARNINGS                                 $   408      $   495     $   308
                                             =======      =======     =======


See accompanying Notes to Consolidated Financial Statements.

          PAGE 12
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Millions of Dollars)

                                                       Fiscal Years Ended
                                                  ---------------------------
                                                  Dec. 29,  Dec. 30,  Dec. 31,
                                                    1995      1994     1993
                                                  --------  --------  -------

OPERATING ACTIVITIES
  Net Earnings                                    $   408   $   495  $   308
  Adjustments to Reconcile Net Earnings
    to Cash Provided
      Depreciation                                    386       371      371
      Deferred Income Taxes                            52       171      183
      Restructuring Charge Provision                  196       ---      ---
      Productivity/Restructuring Charge Payments     (105)     (129)    (245)
      Proceeds from Real Estate Sales                  24        42       28
      (Gain) Loss on Investment Transactions          ---        26      (26)
      Gain on Sale of South Florida Track             ---       (91)     (20)
      Gain from Disposition of Properties             (20)      (38)     (25)
      Other Operating Activities                       37        40       12
      Changes in Operating Assets and Liabilities
          Accounts Receivable                          42       (27)      27
          Sale of Accounts Receivable-Net              25        20        6
          Materials and Supplies                        1        (1)      (4)
          Other Current Assets                         (8)       32       22
          Accounts Payable and Other Current
            Liabilities                                29       (15)      (7)
                                                  -------   -------  -------
        Net Cash Provided by Operating Activities   1,067       896      630
                                                  -------   -------  -------
INVESTING ACTIVITIES
  Property Additions                                 (765)     (676)    (569)
  Proceeds from Property Dispositions                  76        18       36
  Affiliated Company Activity                         (37)      (37)     ---
  Proceeds/(Loss) from Investment Transactions        ---       (26)      26
  Proceeds from Sale of South Florida Track           ---       130       26
  Other Investing Activities                           (1)       (9)       3
                                                  -------   -------  -------
        Net Cash Used by Investing Activities        (727)     (600)    (478)
                                                  -------   -------  -------

          PAGE 13
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                              (Millions of Dollars)

                                                       Fiscal Years Ended
                                                  ---------------------------
                                                  Dec. 29,  Dec. 30,  Dec. 31,
                                                    1995      1994      1993
                                                  --------  --------  -------
FINANCING ACTIVITIES
  Long-Term Debt Issued                               121        92       80
  Long-Term Debt Repaid                              (114)      (93)    (160)
  Cash Dividends Paid                                (158)      (28)     (28)
  Parent Company Advances Repaid                      ---       (86)     (18)
  Other Financing Activities                           (8)       (1)      (2)
                                                  -------   -------  -------
    Cash Used by Financing Activities                (159)     (116)    (128)
                                                  -------   -------  -------

    Increase in Cash and Cash Equivalents             181       180       24

CASH AND CASH EQUIVALENTS

  Cash and Cash Equivalents at Beginning of Year      452       272      248
                                                  -------   -------  -------
  Cash and Cash Equivalents at End of Year        $   633   $   452  $   272
                                                  =======   =======  =======

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest Paid - Net of Amounts Capitalized      $    50   $    53  $    74
                                                  =======   =======  =======
  Income Taxes Paid                               $   227   $   192  $    80
                                                  =======   =======  =======


See accompanying Notes to Consolidated Financial Statements.

          PAGE 14
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                              (Millions of Dollars)
                                                   Dec. 29,      Dec. 30,
                                                     1995          1994
                                                   --------      --------
ASSETS
  Current Assets
    Cash and Cash Equivalents                      $   633       $   452
    Accounts and Notes Receivable                       66            93
    Materials and Supplies                             116           117
    Deferred Income Taxes                              201           241
    Other Current Assets                                15            57
                                                   -------       -------
      Total Current Assets                           1,031           960

    Properties-Net                                   9,189         8,897
    Affiliates and Other Companies                     226           189
    Other Long-Term Assets                             183           195
                                                   -------       -------
      Total Assets                                 $10,629       $10,241
                                                   =======       =======
LIABILITIES
  Current Liabilities
    Accounts Payable                               $   558       $   504
    Labor and Fringe Benefits Payable                  377           356
    Casualty, Environmental and Other Reserves         194           167
    Current Maturities of Long-Term Debt                74            89
    Due to Parent Company                               24            23
    Other Current Liabilities                            6           132
                                                   -------       -------
      Total Current Liabilities                      1,233         1,271

  Casualty, Environmental and Other Reserves           683           726
  Long-Term Debt                                       613           591
  Deferred Income Taxes                              2,265         2,246
  Other Long-Term Liabilities                          787           755
                                                   -------       -------
      Total Liabilities                              5,581         5,589
                                                   -------       -------
SHAREHOLDER'S EQUITY
    Common Stock, $20 Par Value;
      Authorized 10,000,000 Shares;
      Issued and Outstanding 9,061,038 Shares          181           181
    Other Capital                                    1,193         1,047
    Retained Earnings                                3,674         3,424
                                                   -------       -------
      Total Shareholder's Equity                     5,048         4,652
                                                   -------       -------
      Total Liabilities and Shareholder's Equity   $10,629       $10,241
                                                   =======       =======


See accompanying Notes to Consolidated Financial Statements.

          PAGE 15
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                              (Millions of Dollars)

                                             Dec. 29,     Dec. 30,     Dec. 31,
                                               1995         1994         1993
                                              ------       ------       ------
Beginning Balance                             $3,424       $2,957       $2,675

Net Earnings                                     408          495          308

Dividends - Common                              (158)         (28)         (28)

Minimum Pension Liability Adjustments
  and Other                                      ---          ---            2
                                              ------       ------       ------

Ending Balance                                $3,674       $3,424       $2,957
                                              ======       ======       ======


See accompanying Notes to Consolidated Financial Statements.

          PAGE 16
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (All Tables in Millions of Dollars)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES.

Nature of Operations

          CSX Transportation, Inc. (CSXT) is a rail freight transportation company operating a system composed of 18,645 route miles of track in 20 states in the eastern, midwestern, and southern portions of the United States and in Ontario, Canada. Coal, bulk products, and manufactured products each contribute approximately one-third of the company's transportation revenue. Coal shipments primarily supply domestic utility and export markets. Shipments of bulk products include chemicals, minerals, agricultural products, and phosphates and fertilizer, and supply domestic and export markets. Shipments of manufactured products include automobiles, forest products, metals, and food and consumer products, and also supply domestic and export markets.

Principles of Consolidation

          The Consolidated Financial Statements include CSXT and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in companies that are not majority-owned are carried at either cost or equity, depending on the extent of control. CSXT is a wholly-owned subsidiary of CSX Corporation (CSX).

Fiscal Year

          Effective January 1, 1994, the company changed its fiscal reporting period from a calendar year to a fiscal year ending on the last Friday in December. The financial statements presented are for the fiscal periods ended December 29, 1995, December 30, 1994 and December 31, 1993. Each fiscal year consists of four 13-week quarters.

Cash and Cash Equivalents

          Cash and cash equivalents primarily represent amounts due from CSX for CSXT's participation in the CSX cash management plan and are net of outstanding checks which are funded daily as presented for payment.

Accounts Receivable

          CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all freight accounts receivable to CSX Trade Receivables Corporation (CTRC), a wholly-owned subsidiary of CSX. At December 29, 1995 and December 30, 1994, accounts receivable sold under this agreement totaled $603 million and $579 million, respectively. In addition, CSXT has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in all miscellaneous accounts receivable. At December 29, 1995 and December 30, 1994, accounts receivable sold under this agreement totaled $46 million. The sales of receivables have been reflected as reductions of "Accounts and Notes Receivable" in the Consolidated Statement of Financial

          PAGE 17
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES, Continued

Position. The discounts on the sales of the receivables and related servicing costs were $54 million in 1995, $45 million in 1994 and $44 million in 1993.

Materials and Supplies

          Materials and supplies consist primarily of fuel and items for maintenance of property and equipment, and are carried at average cost.

Properties

          Main line track is depreciated on a group basis using a unit-of-production method. All other property and equipment is depreciated on a straight-line basis over estimated useful lives of seven to 42 years.

          Regulations established by the former Interstate Commerce Commission and currently monitored by the Surface Transportation Board of the U.S. Department of Transportation (DOT) require periodic formal studies of ultimate service lives for all railroad assets. Resulting service life estimates are subject to review and approval by the DOT. Significant premature retirements for all properties, which would include major casualty losses, abandonments, sales and obsolescence of assets, are recorded as gains or losses at the time of their occurrence. Expenditures which significantly increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. All properties are stated at cost.

          When it is indicated that assets have a fair value below book value, they are evaluated for sale or other disposition and any necessary write-down is reflected. The recoverability of the book value of property and equipment is based upon potential cash flows or other estimates of fair value for the property.

Revenue Recognition

          Transportation revenue is recognized proportionately as shipments move from origin to destination.

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

          PAGE 18
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES, Continued

Derivative Financial Instruments

          CSX may use derivative financial instruments from time to time in the management of its interest, foreign currency and commodity exposure on behalf of CSXT and other CSX subsidiaries. Such derivative financial instruments are accounted for on an accrual basis, and income and expense are recorded in the same category as that of the underlying asset or liability. Gains and losses related to hedges of existing assets or liabilities are deferred and recognized over the expected remaining life of the related asset or liability. Gains and losses related to hedges of anticipated transactions are also deferred and recognized in income in the same period as the hedged transaction. CSX had no significant derivative financial instruments outstanding at December 29, 1995.

Common Stock and Other Capital

          There have been no changes in common stock during the last three years. During 1995, CSX Corporation contributed to the company $146 million in capital stock of CSX Realty, Inc. and related subsidiaries.

Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates in reporting the amounts of certain revenues and expenses for each fiscal year and certain assets and liabilities at the end of each fiscal year. Actual results may differ from those estimates.

Prior-Year Data

          Certain prior-year data have been reclassified to conform to the 1995 presentation.

Accounting Pronouncements

          The Financial Accounting Standards Board has issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Statement No. 123 "Accounting for Stock-Based Compensation", which the company will adopt in 1996. Statement No. 121 establishes standards for identifying and recording impairments in the carrying value of long-lived assets. Statement No. 123 provides an alternative for income statement recognition of costs associated with stock-based employee compensation plans and requires expanded disclosures with respect to such plans. The Company is currently evaluating both pronouncements and does not expect a material impact on its financial statements from the adoption of either pronouncement.

          PAGE 19
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 2. RESTRUCTURING CHARGE.

          In the second quarter of 1995, the Company recorded a $196 million pretax restructuring charge to recognize the costs associated with a contractual agreement with AT&T Solutions (AT&T) to replace, manage and technologically enhance its existing private telecommunications network. The charge reduced 1995 net earnings by $121 million. The initiative resulted in a $163 million write-down of assets rendered technologically obsolete and will further result in separation and labor protection payments totaling $33 million to affected employees.

          Under the agreement, AT&T supplies and manages new technology, thereby rendering CSXT's existing telecommunications assets commercially obsolete. CSXT is obligated to pay minimum charges of approximately $330 million in equal annual amounts over the next ten years.

          The commercially obsolete assets represent CSXT's internal companywide telecommunications network including the existing microwave and fiber optic communications systems. AT&T provides wireless communications technology over its existing network to replace the CSXT system. After the phase-in of this technology, AT&T will retain ownership of the equipment and will grant CSXT access to the equipment and the network.

          The commercially obsolete assets have no alternative use and their net realizable value as a companywide telecommunications network is not significant. As a result of the agreement with AT&T, the net book value of the assets being replaced was reduced by $163 million.

          A summary of the restructuring charge and related activity through December 29, 1995 is as follows:
                                        Separation
                                         and Labor
                              Obsolete  Protection
                               Assets      Costs      Total
                              --------  -----------   -----
  Restructuring Charge          $163        $33        $196
  Amounts Utilized through
    December 29, 1995            163          1         164
                                ----        ---        ----
  Remaining Reserve as of
    December 29, 1995           $---        $32        $ 32
                                ====        ===        ====

          The total provision for separation and labor protection payments relates to approximately 275 affected employees and was based on existing collective bargaining agreements with members of clerical, electrical, and signal crafts. The company expects the affected employees to be impacted within four to five years. Through December 29, 1995, 29 employee separations have been finalized.

          PAGE 20
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 3.  SUPPLEMENTAL STATEMENT OF EARNINGS FINANCIAL DATA.

                                                  1995     1994     1993
                                                 ------   ------   ------

Selling, General and Administrative Expense       $846     $849     $802
                                                  ====     ====     ====

NOTE 4.  OTHER INCOME (EXPENSE)
                                                  1995     1994      1993
                                                  ----     ----      ----

Interest Income - Other                           $ 17     $ 20      $ 16
Interest Income - CSX Cash Management Plan          34       13        12
Gain (Loss) on Investment Transactions             ---      (26)       26
Gain on South Florida Track Sale (a)               ---       91        20
Fees Related to Accounts Receivable Sold           (54)     (45)      (44)
Miscellaneous                                       (3)      (4)      (19)
                                                  ----     ----      ----
    Total                                         $ (6)    $ 49      $ 11
                                                  ====     ====      ====

          (a) In May 1988, CSXT sold approximately 80 miles of track and right of way in Broward, Dade and Palm Beach counties to the state of Florida for $264 million subject to annual appropriations which were accounted for on an installment basis. In December 1994, the state of Florida elected to satisfy its remaining unfunded obligation issued in 1988 to consummate the purchase of track and right of way. The transaction resulted in cash proceeds of $102 million and a pretax gain of $69 million. The scheduled payment resulted in a $22 million gain in 1994.

NOTE 5.  INCOME TAXES.

          Income tax expense information is as follows:

                                   1995             1994             1993
                                 -------          -------          -------
Current
  Federal                          $169             $106            $ 47
  State and Foreign                  23               12               4
                                   ----             ----            ----
    Total Current                   192              118              51
                                   ----             ----            ----
Deferred
  Federal                            55              164             166
  State                              (3)               7              17
                                   ----             ----            ----
    Total Deferred                   52              171             183
                                   ----             ----            ----
       Total Expense               $244             $289            $234
                                   ====             ====            ====

          PAGE 21
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 5.  INCOME TAXES, Continued

          Income tax expense reconciled to the tax computed at statutory rates is as follows:
                                      1995             1994             1993
                                  -----------      -----------      -----------


Tax at Statutory Rates             $228    35%      $274    35%     $190    35%
State Income Taxes                   13     2         13     2        13     2
Prior Years' Income Taxes           ---    --        ---    --       (15)   (3)
Other(a)                              3    --          2    --        46     9
                                   ----    --       ----    --      ----    --
      Total Expense                $244    37%      $289    37%     $234    43%
                                   ====    ==       ====    ==      ====    ==

(a) CSXT revised its annual effective tax rate in 1993 to reflect the change in the federal statutory rate from 34 to 35 percent. The effect of this change was to increase income tax expense by $46 million related to applying the newly enacted statutory income tax rate to deferred tax balances as of January 1, 1993.

          The significant components of deferred tax assets and liabilities include:
                                      Dec. 29,         Dec. 30,
                                       1995             1994
                                      ------           ------
Deferred Tax Assets
  Productivity/Restructuring Charges  $  220           $  227
  Employee Benefit Plans                 209              151
  Alternative Minimum Tax Credits         93              166
  Other                                  274              268
                                      ------           ------
    Total                                796              812
                                      ------           ------
Deferred Tax Liabilities
  Accelerated Depreciation             2,684            2,600
  Other                                  176              217
                                      ------           ------
    Total                              2,860            2,817
                                      ------           ------
Net Deferred Tax Liabilities          $2,064           $2,005
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

          Examinations of the federal income tax returns of CSX and its principal subsidiaries have been completed through 1987. Returns for 1988-1990

          PAGE 22
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 5.  INCOME TAXES, Continued

are currently under examination and a final report and assessment is expected in 1996. Management believes adequate provision has been made for any adjustments that might be assessed.

NOTE 6.  RELATED PARTIES.

          Cash and cash equivalents at December 29, 1995 and December 30, 1994, includes $677 million and $510 million, respectively, representing amounts due from CSX for CSXT's participation in the CSX cash management plan. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to repay all amounts due on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.

          Effective January 1, 1994, CSXT entered into a loan agreement with Customized Transportation, Inc. (CTI), a wholly-owned subsidiary of CSX, whereby CTI borrowed $40 million from CSXT. Interest payments under the loan are due semi-annually, with the entire principal amount due on January 1, 2001.
Interest income related to the CTI loan was $2 million in 1995 and in 1994.

          During 1992, CSXT entered into an agreement with CTRC to sell, on a revolving basis, without recourse, all existing accounts receivable to CTRC. In 1993, this agreement was amended to sell only freight accounts receivable to CTRC. As of December 29, 1995 and December 30, 1994, CSXT had sold $603 million and $579 million, respectively, of accounts receivable to CTRC.

          During 1994, CSXT repaid the remaining formal long-term borrowings from CSX outstanding at December 31, 1993. No long-term borrowings from CSX were outstanding during 1995. Interest expense on borrowings from CSX was $3 million and $9 million in 1994 and 1993, respectively.

          During 1989, CSXT's pension plan for salaried employees was merged with the CSX Corporation Plan, and all assets of CSXT's plan were transferred to the CSX merged plan. Since the plans were merged, CSX has allocated to CSXT a portion of the net pension expense for the CSX Corporation Plan based on CSXT's relative level of participation in the merged plan which considers the assets and personnel previously in the CSXT plan. The allocated expense from the CSX Corporation Plan amounted to $26 million in 1995, $42 million in 1994 and $32 million in 1993.

          Included in Materials, Supplies and Other expense are amounts related to a management service fee charged by CSX, data processing related charges from CSX Technology, Inc., and the reimbursement, under an operating agreement, from CSX Intermodal, Inc. (CSXI), for costs incurred by CSXT related to intermodal operations. The management service fee charged by CSX represents compensation for certain corporate services provided to CSXT. These services include development of corporate policy and long-range strategic plans, allocation of capital, placement of debt, maintenance of employee benefit plans, internal

          PAGE 23
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 6.  RELATED PARTIES, Continued

audit and tax administration. The data processing related charges are compensation to CSX Technology, Inc. for the development, implementation and maintenance of computer systems, software and associated documentation for the day to day operations of CSXT. CSX Technology and CSXI are wholly-owned subsidiaries of CSX. Materials, Supplies and Other expense includes net expense of $195 million, $192 million and $214 million in 1995, 1994 and 1993, respectively, relating to the above arrangements.

          During 1991, CSXT entered into an operating lease agreement with CSXI for 3,400 rebuilt coal gondola cars. The cars, which were previously owned and rebuilt by CSXT, were sold to CSXI for $117 million which resulted in no gain. These cars are presently being leased by CSXT through March 2006. In addition, CSXT is leasing 65 locomotives from CSXI pursuant to a pre-existing operating lease agreement acquired by CSXI from a third party in 1992. These locomotives are being leased by CSXT through May 2008. The minimum lease payments for the locomotives and coal gondola cars discussed above are approximately $18 million annually. These lease payments are included in the minimum lease payments as discussed in Note 12.

          During 1988, CSXT participated with Sea-Land Service, Inc. (Sea-Land), a wholly-owned subsidiary of CSX, in four sale-leaseback arrangements. Under these arrangements, Sea-Land sold equipment to a third party and CSXT leased the equipment and assigned the lease to Sea-Land. Sea-Land is obligated for all lease payments and other associated equipment expenses. If Sea-Land defaults on its obligations, CSXT would assume the asset lease rights and obligations of $147 million at December 29, 1995, under the arrangements.

          PAGE 24
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 7.  PROPERTIES.
                                          December 29, 1995
                             -------------------------------------------
                                              Accumulated
                               Cost          Depreciation          Net
                             -------------------------------------------
Transportation
  Road                       $ 9,157            $2,620            $6,537
  Equipment                    3,829             1,417             2,412
                             -------            ------            ------
                              12,986             4,037             8,949
Non Transportation               246                 6               240
                             -------            ------            ------
Total                        $13,232            $4,043            $9,189
                             =======            ======            ======

                                          December 30, 1994
                             -------------------------------------------
                                             Accumulated
                               Cost          Depreciation          Net
                             -------------------------------------------
Transportation
  Road                       $ 9,196            $2,609            $6,587
  Equipment                    3,726             1,501             2,225
                             -------            ------            ------
                              12,922             4,110             8,812
Non Transportation                89                 4                85
                             -------            ------            ------
Total                        $13,011            $4,114            $8,897
                             =======            ======            ======

          PAGE 25   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 8.  CASUALTY, ENVIRONMENTAL AND OTHER RESERVES.

          Activity relating to casualty, environmental and other reserves is as
follows:               Casualty(a) Environmental Separation (a)
                       Reserves(b) Reserves(a)   Liabilities(c)   Total
                       ----------- ------------- --------------   -----
Balance Dec. 31, 1992    $ 369        $  77         $ 917       $1,363
 Charged to Expense
   and Other Additions     189           63           ---          252
 Payments and Other
   Reductions             (179)          (9)         (295)(d)     (483)
                         -----        -----         -----       ------
Balance Dec. 31, 1993      379          131           622        1,132
 Charged to Expense
   and Other Additions     164           32           ---          196
 Payments and Other
   Reductions             (184)         (23)         (228)(d)     (435)
                         -----        -----         -----       ------
Balance Dec. 30, 1994      359          140           394          893
 Charged to Expense
   and Other Additions     179           22            33          234
 Payments and Other
   Reductions             (174)         (25)          (51)        (250)
                         -----        -----         -----       ------
Balance Dec. 29, 1995    $ 364        $ 137         $ 376       $  877
                         =====        =====         =====       ======
(a) Balances include current portion of casualty and environmental reserves and separation liabilities, respectively, of $147 million, $20 million and $27 million at December 29, 1995, $133 million, $20 million and $14 million at December 30, 1994 and $137 million, $1 million and $26 million at December 31, 1993.

(b) Casualty reserves are estimated based upon the first reporting of an accident or personal injury to an employee. Liabilities for accidents are based upon field reports and liabilities for personal injuries are based upon the type and severity of the injury and the use of current trends and historical data.

(c) Separation liabilities include $344 million at December 29, 1995, $376 million at December 30, 1994 and $604 million at December 31, 1993 related to productivity charges recorded in 1991 and 1992 to provide for the estimated costs of implementing workforce reductions, improvements in productivity and other cost reductions. The remaining liabilities are expected to be paid out over the next 25 years.

(d) Includes the transfer of $156 million in 1994 to a separation-related pension obligation and the reallocation of $95 million in 1993 to other negotiated settlements contemplated by the 1991 productivity charge. The transfer for 1994 represents the future cost of a pension obligation for certain train crew employees arising from the 1992 buyout of trip-based compensation and was provided for in the 1992 productivity charge. The 1993 reallocation adjusted for an overaccrual of separation liabilities and an underaccrual of amounts recorded for other negotiated settlements.
                                     - 25 -



          PAGE 26
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 9.  LONG-TERM DEBT.
                              Average
     Type and              Interest Rates    Dec. 29,        Dec. 30,
  Maturity Dates          at Dec. 29, 1995     1995            1994
-----------------         ----------------   --------        --------
Equipment Obligations
 (1996-2009)                     8%           $  427          $  381
Mortgage Bonds
 (1998-2003)                     4%               76              78
Other Obligations
 (1996-2021)                     6%              184             221
                                              ------          ------
   Total                         7%              687             680
Less Debt Due Within One Year                     74              89
                                              ------          ------
   Total Long-Term Debt                       $  613          $  591
                                              ======          ======
          CSXT has long-term debt maturities for 1996 through 2000 aggregating $74 million, $55 million, $52 million, $68 million and $46 million, respectively.

          Substantially all of the properties and certain other assets of CSXT and its subsidiaries are pledged as security for various long-term debt issues.

NOTE 10.  FAIR VALUE OF FINANCIAL INSTRUMENTS.

          Fair values of the company's financial instruments are estimated by reference to quoted prices from market sources and financial institutions, as well as other valuation techniques. Long-term debt is the only financial instrument of the company with a fair value significantly different from its carrying amount. At December 29, 1995, the fair value of long-term debt, including current maturities, was $720 million, compared with a carrying amount of $687 million. At December 30, 1994, the fair value of long-term debt, including current maturities, was $680 million, compared with a carrying amount of $650 million. The fair values of long-term debt have been estimated using discounted cash flow analyses based upon the company's current incremental borrowing rates for similar types of financing arrangements.

NOTE 11.  EMPLOYEE BENEFIT PLANS.

Pension Plans

          CSX and its subsidiaries, including CSXT, sponsor defined benefit pension plans principally for salaried employees. The plans provide eligible employees with retirement benefits based principally on years of service and compensation rates near retirement. Annual contributions to the plans are sufficient to meet the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. See Note 6 for the allocated pension expense from the CSX Corporation Plan.



                                     - 26 -



          PAGE 27
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 11.  EMPLOYEE BENEFIT PLANS, Continued

Savings Plans

          CSXT maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements of CSXT and subsidiary companies. Eligible employees may contribute from 1% to 15% of their annual compensation in 1% multiples to these plans. CSXT matches eligible employees' contributions in an amount equal to the lesser of 50% of each participating employee's contribution or 3% of their annual compensation. In addition, CSXT contributes fixed amounts for participating employees covered by certain collective bargaining agreements. Expense for these plans was $22 million for each of the years 1995, 1994 and 1993.

Other Post-Retirement Benefit Plans

          In addition to the CSX defined benefit pension plans, CSXT participates with CSX and other affiliates in two defined benefit post-retirement plans which cover most full-time salaried employees. One plan provides medical benefits and the other provides life insurance benefits. The post-retirement medical plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. The net benefit obligation for the medical plan anticipates future cost-sharing changes consistent with the company's expressed intent to increase retiree contribution rates annually in line with expected medical cost inflation rates. The life insurance plan is non-contributory.

          The company's current policy is to fund the cost of the post-retirement medical and life insurance benefits on a pay-as-you-go basis, as in prior years. The amounts recorded for the plans in CSXT's statement of financial position are as follows:

                                       Medical Plan     Life Insurance Plan
                                     ----------------   -------------------
                                     Dec. 29, Dec. 30,   Dec. 29, Dec. 30,
                                       1995    1994        1995    1994
                                     -------  -------    -------  -------
Accumulated Post-Retirement
  Benefit Obligation:
   Retirees                            $155    $144        $63     $61
   Fully Eligible Active Participants    13      12          2       2
   Other Active Participants             20      18          1       1
                                       ----    ----        ---     ---
Accumulated Post-Retirement
  Benefit Obligation                    188     174         66      64
Unrecognized Prior Service Cost           9      13          3       4
Unrecognized Net Loss                   (32)    (22)        (8)     (5)
                                       ----    ----        ---     ---
Net Post-Retirement Benefit Obligation $165    $165        $61     $63
                                       ====    ====        ===     ===


                                     - 27 -



          PAGE 28
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 11.  EMPLOYEE BENEFIT PLANS, Continued

Other Post-Retirement Benefit Plans, Continued

          Net periodic post-retirement benefit expense for 1995, 1994 and 1993 was $22 million, $21 million and $16 million, respectively. The net post-retirement benefit obligation was determined using the assumption that the health care cost trend rate for medical plans was 10.5% for 1995-1996, decreasing gradually to 5.5% by 2005 and remaining at that level thereafter. A 1% increase in the assumed health care cost trend rate would increase the accumulated post-retirement benefit obligation for medical plans as of December 29, 1995 by $16 million and net post-retirement benefit expense for 1995 by $2 million. The discount rate used in determining the accumulated post-retirement benefit obligation was 7.50% for 1995, 8.25% for 1994, and 7.25% for 1993.

Other Plans

          Under collective bargaining agreements, the company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on number of employees covered, hours worked, tonnage moved or a combination thereof. The administrators of the multi-employer plans generally allocate funds received from participating companies to various health and welfare benefit plans and pension plans. Current information regarding such allocations has not been provided by the administrators. Total contributions of $148 million, $125 million and $139 million were made to these plans in 1995, 1994 and 1993, respectively.

          Certain officers and key employees of CSXT participate in stock purchase, performance and award plans of CSX. CSXT is allocated its share of any cost to participate in these plans.

NOTE 12.  SUMMARY OF COMMITMENTS AND CONTINGENCIES.

Lease Commitments

          CSXT leases equipment under agreements with terms up to 20 years. Non-cancelable, long-term leases generally include provisions for maintenance, and options to purchase at fair value and to extend the terms. At December 29, 1995, minimum equipment rentals under non-cancelable operating leases totaled approximately $176 million for 1996, $178 million for 1997, $179 million for 1998, $164 million for 1999, $147 million for 2000 and $1.3 billion thereafter.

          Rent expense on equipment operating leases, including net daily rental charges on railroad operating equipment of $218 million, $220 million and $214 million in 1995, 1994 and 1993, respectively, amounted to $390 million in 1995, $392 million in 1994 and $387 million in 1993.

Purchase Commitment

          CSXT entered into an agreement during 1993 to purchase 300 locomotives. This large single order covers normal locomotive replacement needs
                                     - 28 -



          PAGE 29
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 12.  SUMMARY OF COMMITMENTS AND CONTINGENCIES, Continued

for 1994 through 1997 and introduces alternating current traction technology to the locomotive fleet. CSXT has taken delivery of 50 direct current and 118 alternating current locomotives through December 29, 1995. The remaining 132 alternating current units will be delivered in 1996 and 1997.

Other Commitments

          During 1995, CSXT entered into an agreement with AT&T to supply and manage its telecommunications needs through May 2005. The agreement requires minimum payments totaling approximately $330 million in equal annual amounts over the ten-year period.

Contingent Liabilities and Long-Term Operating Agreements

          CSXT and its subsidiaries are contingently liable individually and jointly with others principally as guarantors of long-term debt and obligations principally related to leased properties, joint ventures and joint facilities. These contingent obligations amounted to approximately $171 million at December 29, 1995.

          CSXT has various long-term railroad operating agreements that allow for exclusive operating rights over various railroad lines. Under these agreements, CSXT is obligated to pay usage fees of approximately $10 million annually. The terms of these agreements range from 30 to 40 years.

          CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) in a number of investigations and actions. CSXT has identified approximately 108 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund Statute ("Superfund") or corresponding state statutes. Many of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or corresponding state statutes typically involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

          The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

          At least once each quarter, CSXT reviews its role, if any, with respect to each such location, giving consideration to the nature of CSXT's

          PAGE 30
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 12.  SUMMARY OF COMMITMENTS AND CONTINGENCIES, Continued

alleged connection to the location (e.g., generator, owner or operator), the extent of CSXT's alleged connection (e.g., volume of waste sent to the location and other relevant factors), the accuracy and strength of evidence connecting CSXT to the location, and the number, connection and financial position of other named and unnamed PRPs at the location. The ultimate liability for remediation is difficult to determine with certainty because of the number of and creditworthiness of PRPs involved. Through the assessment process, CSXT monitors the creditworthiness of such PRPs in determining ultimate liability.

          Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at December 29, 1995 and December 30, 1994 were $137 million and $140 million, respectively. These recorded liabilities include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the December 29, 1995 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

          The company does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, latent conditions at any given location could result in exposure, the amount and materiality of which cannot presently be reliably estimated. Based upon information currently available, however, the company believes that its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters will not materially affect its overall results of operations and financial condition.

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

          PAGE 31
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 13.  QUARTERLY DATA (Unaudited).

                                                  1995
                               -----------------------------------------
                                 1st         2nd(a)      3rd        4th
                               ------      ------      ------     ------
Operating Revenue              $1,202      $1,224      $1,204     $1,257
Operating Income                  198          28         224        254
Net Earnings                      114           9         138        147

                                                  1994
                               -----------------------------------------
                                 1st         2nd         3rd        4th(b)
                               ------      ------      ------     ------
Operating Revenue              $1,127      $1,190      $1,173     $1,213
Operating Income                  135         230         184        231
Net Earnings                       73         136         105        181

(a) The company recorded a $196 million pretax restructuring charge in the second quarter of 1995 to recognize the costs associated with a contractual agreement with AT&T to replace, manage and technologically enhance its existing private telecommunications network. The charge included a $163 million write-down of technologically obsolete telecommunications assets and provisions for employee separations.
          The restructuring charge reduced net earnings by $121 million.

(b) In December 1994, the state of Florida elected to satisfy its remaining unfunded obligation issued in 1988 to consummate the purchase of 80 miles of track and right of way. The transaction resulted in cash proceeds of $102 million, an accelerated pretax gain of $69 million, and increased net earnings by $42 million.

          PAGE 32
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
            MANAGEMENT'S NARRATIVE ANALYSIS AND RESULTS OF OPERATIONS
                              (Millions of Dollars)

          The following information should be read in conjunction with all other items in this report including "Business", "Properties" and "Financial Statements and Supplementary Data."

                                   Selected Financial & Statistical Information
                                   --------------------------------------------
                                      1995(a) 1994(b) 1993    1992(c) 1991(d,e)
                                     ------- ------   -----    -----   -----
Selected Earnings Data:
  Operating Revenue                  $ 4,887 $4,703   $4,444   $4,508  $4,424
  Operating Expense                    3,987  3,923    3,853    3,822   3,886
  Productivity/Restructuring Charge      196    ---      ---      664     647
                                     ------- ------   ------   ------  ------
  Operating Income (Loss)                704    780      591       22    (109)
  Other Income                            (6)    49       11        1      20
  Interest Expense                        46     45       60       73      87
  Income Tax Expense (Benefit)
    Productivity/Restructuring Charge    (75)   ---      ---     (237)   (238)
    Other                                319    289      234      204     167
  Cumulative Effect of Change
    in Accounting                        ---    ---      ---      ---    (159)
                                     ------- ------   ------   ------  ------
  Net Earnings (Loss)                $   408 $  495   $  308   $  (17) $ (264)
                                     ======= ======   ======   ======  ======
Selected Cash Flow Data:
  Cash Provided by Operating
    Activities                     $ 1,067  $   896   $  630   $  725  $  525
  Cash Used by Investing
    Activities                     $  (727) $  (600)  $ (478)  $ (506) $ (395)
  Cash Used by Financing
    Activities                     $  (159) $  (116)  $ (128)  $ (258) $  (86)
Selected Financial Position Data:
  Cash and Cash Equivalents        $   633  $   452   $  272   $  248  $  287
  Working Capital (Deficit)        $  (202) $  (311)  $ (606)  $ (931) $ (773)
  Total Assets                     $10,629  $10,241   $9,653   $9,475  $9,629
  Long-Term Debt                   $   613  $   591   $  593   $  646  $  639
  Due to Parent Company:
    Long-Term Advances             $   ---  $   ---   $   69   $   86  $  178
  Shareholder's Equity             $ 5,048  $ 4,652   $4,185   $3,903  $3,992

(a) Includes impact of $196 million pretax restructuring charge, $121 million after tax.

(b) Includes an accelerated pretax gain of $69 million from the payment by the state of Florida of its remaining unfunded obligation issued in 1988 to purchase 80 miles of track and right of way.

(c) Includes impact of $664 million pretax productivity charge, $427 million after tax.

(d) Includes impact of $647 million pretax productivity charge, $409 million after tax.
                                      - 32 -



          PAGE 33
                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
            MANAGEMENT'S NARRATIVE ANALYSIS AND RESULTS OF OPERATIONS

(e) Net earnings for 1991 were decreased by $159 million by the cumulative effect of the change in accounting related to the adoption of SFAS No. 106.

                              Results of Operations
                              ---------------------
          CSXT achieved an all-time record year for operating income, excluding the impact of a $196 million second-quarter restructuring charge to recognize the write-down of obsolete assets and other costs associated with a contractual agreement with AT&T to replace, manage and technologically enhance its existing private telecommunications network. Exclusive of the restructuring charge, CSXT's operating income in 1995 totaled $900 million, 15% above 1994's comparable $780 million and 52% above 1993's $591 million. The results reflect higher volumes in virtually all merchandise and commodity groups, selected rate increases and continued success in controlling costs.

          Strong volumes and improved pricing produced transportation operating revenue of $4.8 billion, a 4% increase over 1994 and a 10% increase over 1993.

CSXT COMMODITIES BY CARLOADS AND REVENUE

                       Market
                      Share (a)         Carloads                 Revenue
                      (Percent)       (Thousands)        (Millions of Dollars)
                      ---------   --------------------  ----------------------
                         1995      1995   1994   1993      1995   1994   1993
                         ----     -----  -----  -----     -----  ------ ------
Automotive                28%       357    354    326    $  503  $  493 $  461
Chemicals                 40%       406    386    371       700     685    652
Minerals                  38%       414    419    374       375     365    332
Food and Consumer         34%       179    176    166       207     204    196
Agricultural Products     29%       280    263    284       336     318    327
Metals                    29%       301    292    258       291     285    243
Forest Products           34%       456    442    435       464     444    442
Phosphates and Fertilizer 79%       512    470    423       282     254    256
Coal                      41%     1,678  1,678  1,566     1,523   1,465  1,363
                                  -----  -----  -----    ------  ------ ------
   Total                          4,583  4,480  4,203     4,681   4,513  4,272
                                  =====  =====  =====
Other Revenue                                               138     112    108
                                                         ------  ------ ------
   Total Transportation Operating Revenue                $4,819  $4,625 $4,380
                                                         ======  ====== ======

(a) Market share is defined as percent of major Eastern railroads' carloads handled by CSXT.







          PAGE 34

          Shipments of coal, CSXT's major commodity, remained strong in 1995. Largely due to a strong export market, coal tonnage increased to 158.5 million tons vs. 153.7 million tons in 1994 and 144.1 million tons in 1993.

          Total merchandise traffic rose to 2.9 million carloads, 4% over 1994 and 10% over 1993.

          Chemical traffic rose 5% over a strong 1994 and 9% over 1993. The 1995 increase was largely driven by strong demand for textile chemicals and raw materials used to produce plastic soft drink bottles.

          Record corn and soybean harvests and strong domestic feed grain demand brought 6% increases in carloads and revenues for agricultural products over 1994's results. The increased volume is largely due to growing worldwide demand for grain, as developing countries improve their standards of living. Compared with 1993, carloads in 1995 remained level while revenue increased 3%.

          Strong foreign demand for phosphates and fertilizer and an increase in CSXT's market share in Florida's Bone Valley led to a 9% increase in carloads and an 11% increase in revenue over 1994. The 1995 carloads increased 21% over 1993, while revenue increased 10% over that year.

          On the expense side, CSXT continued to tightly control costs. Excluding the second-quarter charge, transportation operating expense rose only 2% over 1994 and 3% over 1993. These results reflect a broad organizational commitment to controlling costs, as well as the continued success of the company's Performance Improvement Teams (PITs). PITs eliminated more than $350 million in expenses from 1993 through 1995, while revenues increased by over $430 million. In 1996, CSXT is targeting an additional $100 million in cost reductions through PIT initiatives.

                              RESTRUCTURING CHARGE
                              --------------------
                              (Millions of Dollars)

                                                              1995
                                                              ----
Provision:
  Write-down of Obsolete Assets                               $163
  Separation and Labor Protection Costs                         33
                                                              ----
    Total Provision                                            196
                                                              ----
Payments and Other Reductions:
  Write-down of Obsolete Assets                                163
  Separation and Labor Protection Costs                          1
                                                              ----
    Balance December 29, 1995                                 $ 32
                                                              ====

          CSXT has been moving to two-member crews on through trains. At year-end 1995, the average crew size was 2.4 members, including yard and local crews. CSXT is working to achieve an average crew size of 2.25 members in the next few years. In 1993, the crew size average was 2.7.

          PAGE 35

          Labor and fringe benefits expense remained level with 1994 at $1.86 billion, vs. $1.80 billion in 1993. The company is engaged in national labor negotiations that may result in competitive increases in labor and fringe benefits in 1996.

          CSXT ended the year with its best-ever employee safety performance, a 28% improvement over 1994, reducing its injury incident frequency to 1.7 per 100 full-time employees (200,000 man hours). The company experienced a 13% reduction in train accidents. Five years ago, the injury incident frequency was 5.0 and accidents were 66% more common. In addition to making the work environment safer, the results of this effort include reducing unnecessary expense.

          Over the past several years, CSXT has achieved one of the best employee safety improvement performances among Class I railroads. To reward employee contribution to this achievement, the company initiated a "Take Stock in Safety" program, which awards CSX common stock to employees for team performance that achieves a 1.5 or lower injury frequency. Of 39 teams representing transportation, mechanical and engineering departments, 46% qualified for the "Take Stock in Safety" award.

          CSXT's property additions for 1995 increased to $765 million from 1994's $676 million and 1993's $569 million. Efforts to constrain capital expenditures will continue in 1996. Improvements in service and asset utilization will enable the company, in effect, to create additional capacity without increasing capital investment significantly. Also in 1996, CSXT will take delivery of 77 new fuel-efficient 4,400 horsepower AC locomotives, each of which replaces an average of two older units. As of year-end 1995, there were 118 AC units in service in CSXT's fleet of approximately 2,700 locomotives.

                               Property Additions
                              ---------------------
                              (Millions of Dollars)
Property Additions                          1995      1994      1993
------------------                          ----      ----      ----
Merchandise Cars                            $121      $105      $ 68
Coal Cars                                    128         4         5
                                            ----      ----      ----
  Total Freight Cars                         249       109        73
                                            ----      ----      ----
Locomotives                                  159       131       120
Roadway                                      332       404       323
Other Equipment and Properties                25        32        53
                                            ----      ----      ----
Total Property Additions                    $765      $676      $569
                                            ====      ====      ====

          CSXT expects 1996 to be another year of earnings growth, with moderate volume and revenue increases across most lines of business. The company will continue to focus on its key strategic efforts, which include improving safety, lowering costs and increasing asset utilization. CSXT will also expand the scope of more recent initiatives for improving service reliability through process re-engineering. With moderate economic growth projected, CSXT will build on competitive advantages it has attained through market-share gains and improved fundamentals.

          PAGE 36
                               Financial Condition
                         Liquidity and Capital Resources
                         -------------------------------

          Cash provided by operating activities totaled $1.1 billion, an increase of $171 million from 1994 and an increase of $437 million from 1993. Cash provided by operating activities included payments for productivity and restructuring charges of $105 million, $129 million and $245 million for 1995, 1994 and 1993, respectively. Excluding the effect of the productivity and restructuring charge payments, cash provided by operating activities would have been $1,172 million in 1995, $1,025 million in 1994 and $875 million in 1993.

          Cash used by investing activities was $727 million which was $127 million higher than the $600 million used in 1994 and $249 million higher than the $478 million used in 1993. Property additions of $765 million in 1995 increased $89 million from $676 million in 1994, and $196 million from $569 million in 1993. The company's program to cover locomotive replacement needs accounts for a significant portion of property additions. In 1995, CSXT took delivery of 88 alternating current locomotives. In 1994, CSXT took delivery of 30 alternating current locomotives and 50 direct current locomotives.

          Cash used by financing activities increased to $159 million in 1995 from $116 million in 1994 and increased $31 million from $128 million in 1993. The 1995 increase in cash used was primarily the result of an increase in dividends paid to CSX.

          Cash and cash equivalents increased $181 million during 1995 to a level of $633 million versus $452 million at the end of 1994 and increased $361 million over the 1993 level of $272 million.

          Working capital increased by $109 million to a year-end deficit of $202 million in 1995, compared to $311 million in 1994 and $606 million in 1993. A working capital deficit is not unusual for CSXT and does not indicate a lack of liquidity. CSXT maintains adequate current assets to satisfy current liabilities when they are due and has sufficient financial resource capacity, primarily from access to advances from CSX, to manage its day-to-day cash requirements.

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












          PAGE 37

          The following financial ratios are measures of the condition of CSXT and its subsidiaries as of the respective fiscal year ends:

                                              1995       1994       1993
                                              ----       ----       ----
Current Ratio                                   .8         .7         .5
Debt-to-Total Capitalization Ratio            10.8%      11.3%      13.7%
Return on Assets                               3.8%       4.9%       3.2%
Return on Equity                               8.1%      10.6%       7.4%
Ratio of Earnings to Fixed Charges             6.1X       7.1X       4.8x

          Excluding the impact of the 1995 restructuring charge, the 1995 measures would have been as follows:

                                              1995
                                              ----
Current Ratio                                   .8
Debt-to-Total Capitalization Ratio            10.8%
Return on Assets                               5.0%
Return on Equity                              10.5%
Ratio of Earnings to Fixed Charges             7.7X


































