Form 10-Q
period 1996-03-29
CSX TRANSPORTATION INC
filed 1996-05-01
CIK 88128

PAGE 1
                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended March 29, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 26, 1996: 9,061,038 shares

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

         PAGE 2
                           CSX TRANSPORTATION, INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1996
                                     INDEX




PART I.  FINANCIAL INFORMATION                             Page Number

Item 1.  Financial Statements

1.    Consolidated Statement of Earnings -
        Quarters Ended March 29, 1996 and March 31, 1995        3

2.    Consolidated Statement of Cash Flows -
        Quarters Ended March 29, 1996 and March 31, 1995        4

3.    Consolidated Statement of Financial Position -
        At March 29, 1996 and December 29, 1995                 5

Notes to Consolidated Financial Statements                      6


Item 2.

Management's Analysis and Results of Operations                10


PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      12

Signature                                                      12

         PAGE 3
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      Consolidated Statement of Earnings
                             (Millions of Dollars)
                                                        (Unaudited)
                                                       Quarters Ended
                                                    --------------------
                                                    March 29,   March 31,
                                                      1996        1995
                                                     ------      ------

OPERATING REVENUE
  Merchandise                                        $  788     $  799
  Coal                                                  371        366
  Other                                                  36         29
                                                     ------     ------
    Transportation                                    1,195      1,194
    Non-Transportation                                    8          8
                                                     ------     ------
        Total                                         1,203      1,202
                                                     ------     ------
OPERATING EXPENSE
  Labor and Fringe Benefits                             476        471
  Materials, Supplies and Other                         264        262
  Equipment Rent                                         98        104
  Depreciation                                          102         96
  Fuel                                                   73         65
                                                     ------     ------
    Transportation                                    1,013        998
    Non-Transportation                                    6          6
                                                     ------     ------
        Total                                         1,019      1,004
                                                     ------     ------
OPERATING INCOME                                        184        198

Other Income (Expense)                                    1         (6)

Interest Expense                                         11         10
                                                     ------     ------
EARNINGS BEFORE INCOME TAXES                            174        182

Income Tax Expense                                       67         68
                                                     ------     ------
NET EARNINGS                                         $  107     $  114
                                                     ======     ======


See accompanying Notes to Consolidated Financial Statements.

         PAGE 4
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                             (Millions of Dollars)
                                                          (Unaudited)
                                                         Quarters Ended
                                                      --------------------
                                                      March 29,   March 31,
                                                        1996        1995
                                                       ------      ------
OPERATING ACTIVITIES
  Net Earnings                                         $  107      $  114
  Adjustments to Reconcile Net Earnings to
    Net Cash Provided
      Depreciation                                        102          96
      Deferred Income Taxes                                16          30
      Productivity/Restructuring Charge Payments          (19)        (14)
      Other Operating Activities                          (41)        (20)
      Changes in Operating Assets and Liabilities
        Accounts Receivable                               (21)        (16)
        Materials and Supplies                            (16)        (17)
        Other Current Assets                              (10)        (15)
        Accounts Payable                                   10          31
        Other Current Liabilities                         (26)        (37)
                                                       ------      ------
        Net Cash Provided by Operating Activities         102         152
                                                       ------      ------
INVESTING ACTIVITIES
  Property Additions                                     (141)       (179)
  Other Investing Activities                               63          23
                                                       ------      ------
        Net Cash Used by Investing Activities             (78)       (156)
                                                       ------      ------
FINANCING ACTIVITIES
  Long-Term Debt Issued                                    57          58
  Long-Term Debt Repaid                                   (27)        (38)
  Dividends Paid                                         (402)         (8)
  Other Financing Activities                               (4)          1
                                                       ------      ------
        Net Cash Provided (Used) by Financing
          Activities                                     (376)         13
                                                       ------      ------
  Net Increase (Decrease) in Cash and Cash Equivalents   (352)          9

CASH AND CASH EQUIVALENTS
  Cash and Cash Equivalents at Beginning of Period        633         452
                                                       ------      ------
  Cash and Cash Equivalents at End of Period           $  281     $   461
                                                       ======      ======


See accompanying Notes to Consolidated Financial Statements.

         PAGE 5
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                 Consolidated Statement of Financial Position
                             (Millions of Dollars)
                                                (Unaudited)
                                                 March 29,    December 29,
                                                   1996           1995
                                               ------------   ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents                      $   281       $   633
    Accounts and Notes Receivable                       87            66
    Materials and Supplies                             132           116
    Deferred Income Taxes                              152           201
    Other Current Assets                                25            15
                                                   -------       -------
      Total Current Assets                             677         1,031

    Properties-Net                                   9,421         9,189
    Affiliates and Other Companies                     154           226
    Other Long-Term Assets                             277           183
                                                   -------       -------
      Total Assets                                 $10,529       $10,629
                                                   =======       =======
LIABILITIES
  Current Liabilities
    Accounts Payable                               $   555       $   558
    Labor and Fringe Benefits Payable                  320           377
    Casualty, Environmental and Other Reserves         198           194
    Current Maturities of Long-Term Debt                80            74
    Due to Parent Company                               38            24
    Other Current Liabilities                           67             6
                                                   -------       -------
      Total Current Liabilities                      1,258         1,233

  Casualty, Environmental and Other Reserves           650           683
  Long-Term Debt                                       782           613
  Deferred Income Taxes                              2,274         2,265
  Due to Parent Company                                 19           ---
  Other Long-Term Liabilities                          723           787
                                                   -------       -------
      Total Liabilities                              5,706         5,581
                                                   -------       -------
SHAREHOLDER'S EQUITY
    Common Stock, $20 Par Value;
      Authorized 10,000,000 Shares;
      Issued and Outstanding 9,061,038 Shares          181           181
    Other Capital                                    1,263         1,193
    Retained Earnings                                3,379         3,674
                                                   -------       -------
      Total Shareholder's Equity                     4,823         5,048
                                                   -------       -------
      Total Liabilities and Shareholder's Equity   $10,529       $10,629
                                                   =======       =======

See accompanying Notes to Consolidated Financial Statements.

         PAGE 6
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (All Tables in Millions of Dollars)

NOTE 1.  BASIS OF PRESENTATION.

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Transportation, Inc. ("CSXT") and its majority-owned subsidiaries as of March 29, 1996, and December 29, 1995, and the results of their operations and their cash flows for the quarters ended March 29, 1996, and March 31, 1995, such adjustments being of a normal recurring nature. CSXT is a wholly-owned subsidiary of CSX Corporation ("CSX").

         While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in CSXT's latest Form 10-K.

         Certain prior-year data have been reclassified to conform to the 1996 presentation.

NOTE 2.  FISCAL REPORTING PERIODS.

         The company's fiscal year is composed of 52 weeks ending on the last Friday in December. The financial statements presented are for the 13-week quarters ended March 29, 1996 and March 31, 1995 and the fiscal year ended December 29, 1995.

NOTE 3.  ACCOUNTS RECEIVABLE.

         CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all its rail freight accounts receivable to CSX Trade Receivables Corporation, a wholly-owned subsidiary of CSX. Accounts receivable sold under this agreement totaled $603 million at March 29, 1996 and December 29, 1995. In addition, CSXT has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in all miscellaneous accounts receivable. Accounts receivable sold under this agreement totaled $46 million at March 29, 1996 and December 29, 1995. The sales of receivables have been reflected as reductions of "Accounts and Notes Receivable" in the Consolidated Statement of Financial Position. The net costs associated with sales of receivables were $13 million and $14 million for the quarters ended March 29, 1996 and March 31, 1995, respectively.

NOTE 4.  OTHER INCOME (EXPENSE).                        Quarters Ended
                                                   March 29,      March 31,
                                                     1996           1995
                                                   ---------      --------
Interest Income                                     $   12          $  10
Net Costs for Accounts Receivable Sold                 (13)           (14)
Miscellaneous                                            2             (2)
                                                    ------         ------
     Total Income (Expense)                         $    1         $   (6)
                                                    ======         ======

         PAGE 7
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                      (All Tables in Millions of Dollars)

NOTE 5.  COMMITMENTS AND CONTINGENCIES.

         During 1995, CSXT entered into an agreement with AT&T to supply and manage its telecommunications needs through May 2005. The agreement requires minimum payments totaling approximately $330 million over the ten-year period.

         CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party ("PRP") in a number of investigations and actions. CSXT has identified approximately 108 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute ("Superfund") or corresponding state statutes. Many of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or corresponding state statutes typically involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

         The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws, and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultant's, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

         At least once each quarter, CSXT reviews its role, if any, with respect to each such location, giving consideration to the nature of CSXT's alleged connection to the location (e.g., generator, owner or operator), the extent of CSXT's alleged connection (e.g., volume of waste sent to the location and other relevant factors), the accuracy and strength of evidence connecting CSXT to the location, and the number, connection and financial position of other named and unnamed PRPs at the location. The ultimate liability for remediation is difficult to determine with certainty because of the number and creditworthiness of PRPs involved. Through the assessment process, CSXT monitors the creditworthiness of such PRPs in determining ultimate liability.

         Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at March 29, 1996 and December 29, 1995 were $134 million and $137 million, respectively. These recorded liabilities include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the March 29,

         PAGE 8
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                      (All Tables in Millions of Dollars)

NOTE 5.  COMMITMENTS AND CONTINGENCIES, Continued

1996 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

         A number of legal actions, other than environmental, are pending against CSXT in which claims are made in substantial amounts. While the ultimate results of environmental investigations, lawsuits and claims involving CSXT cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the consolidated financial position, results of operations and cash flows of the company.

NOTE 6.  RELATED PARTIES.

         Cash and cash equivalents at March 29, 1996 and December 29, 1995, includes $306 million and $677 million, respectively, representing amounts due from CSX for CSXT's participation in the CSX cash management plan. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to repay all amounts due on demand should circumstances require.
The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.

         In 1994, CSXT entered into a loan agreement with Customized Transportation, Inc., a wholly-owned subsidiary of CSX, whereby CTI borrowed $40 million at prevailing interest rates from CSXT. On March 1, 1996, the loan was sold at book value to another CSX affiliate.

         Included in Materials, Supplies and Other expense are amounts related to a management service fee charged by CSX, data processing related charges from CSX Technology, Inc. ("Technology"), and the reimbursement, under an operating agreement, from CSX Intermodal, Inc. ("CSXI") for costs incurred by CSXT related to intermodal operations. The management service fee charged by CSX represents compensation for certain corporate services provided to CSXT. These services include, but are not limited to, development of corporate policy and long-range strategic plans, allocation of capital, placement of debt, maintenance of employee benefit plans, internal audit and tax

         PAGE 9
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                      (All Tables in Millions of Dollars)

NOTE 6.  RELATED PARTIES, Continued

administration. The data processing related charges are compensation to CSX Technology, Inc. for the development, implementation and maintenance of computer systems, software and associated documentation for the day to day operations of CSXT. CSX Technology and CSXI are wholly-owned subsidiaries of CSX. Materials, Supplies and Other expense includes net expense of $68 million and $67 million, for the quarters ended March 29, 1996 and March 31, 1995, respectively, relating to the above arrangements.

         CSXT entered into operating lease arrangements with CSXI in October 1991 and December 1992 under which it agreed to lease 3,400 rebuilt coal gondola cars through March 2006 and 65 locomotives through May 2008, respectively. Effective March 1, 1996, the operating leases were terminated and CSXT purchased the cars and locomotives from CSXI for $164 million, an amount approximating CSXI's net book value. In conjunction with this transaction, CSXT assumed $145 million in long-term debt secured by the equipment and $19 million of advances payable from CSXI to CSX. CSXT incurred $4 million of rent expense in the first quarter of 1996 associated with these leases prior to their termination. Rent expense for the first quarter of 1995 totaled $5 million.

         Page 10

ITEM 2.  MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

First Quarter 1996 Compared With 1995
- -------------------------------------

         Net earnings for the 1996 first quarter were $107 million versus $114 million for last year's first quarter.

         Transportation operating income declined $14 million or 7 percent, to $182 million for the first quarter of 1996, from $196 million in the prior-year quarter. The results were severely hampered by winter weather.


                                 TRANSPORTATION OPERATING INCOME
                                      (Millions of Dollars)
                                 ------------------------------
                                    Quarters Ended
                                 --------------------
                                 March 29,  March 31,   Percent
                                   1996       1995      Change
                                 --------   --------    -------
Operating Revenue
  Merchandise                    $  788      $  799       (1)%
  Coal                              371         366        1 %
  Other                              36          29       24 %
                                 ------      ------
    Total                         1,195       1,194       -- %
Operating Expense                 1,013         998        2 %
                                 ------      ------
Operating Income                 $  182      $  196       (7)%
                                 ======      ======

         Shipments of CSXT's largest commodity, coal, decreased 1 percent to
38.2 million tons, due to weather disruptions. Coal revenue increased 1 percent over 1995.

         Total merchandise traffic fell 4 percent, with decreases in autos (5 percent) and metals (12 percent) largely attributable to the United Auto Workers strike. Food and consumer carloadings decreased 9 percent, largely due to a weaker produce harvest in western states.

         Equipment and service initiatives in the agricultural sector and at paper mills contributed to revenue increases of 6 percent for both the agricultural and forest products categories.

         Despite difficult operating conditions caused by ice and snow storms throughout much of the railroad's territory, rail operating expense for the first quarter rose just 2 percent over 1995's level, to $1,013 million.







                                    - 10 -



         PAGE 11

ITEM 2.  MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS, CONTINUED

OUTLOOK
- -------

         As the second quarter of 1996 begins, CSXT is benefitting from the pent-up demand for coal from domestic utilities and industrial producers. Demand for export coal is also expected to continue strong. Additionally, merchandise traffic is projected to experience gradual improvement throughout the balance of the year.

         CSXT, through the National Carriers Conference Committee, has been involved in the current round of negotiations with rail labor. These negotiations have historically taken place over a number of months and usually have not resulted in significant work stoppages. It is anticipated that Presidential Emergency Boards ("PEBs") will ultimately be appointed to make recommendations to resolve the industry-wide labor contract issues.

         In April 1996, the United Transportation Union ("UTU") failed to ratify the proposed five-year contract that had been negotiated by its leaders and the railroad industry's National Carriers Conference Committee. The UTU has agreed to binding arbitration with the National Carriers Conference Committee. This arbitration will produce a new labor agreement.

         The Transportation Communication International Union ("TCU") recently has been released from industry-wide negotiations by the National Mediation Board ("NMB"). At this stage, the TCU has set a May 9, 1996 strike date. We expect that the NMB will recommend a PEB to be appointed in advance of that date. If a PEB is appointed it will delay the possibility of a strike by the TCU. We also anticipate that additional PEBs will be appointed for the other unions which have been released by the NMB from industry-wide negotiations.
























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




                                            CSX TRANSPORTATION, INC.


                                            /s/ JAMES L. ROSS
                                            ------------------------
                                            James L. Ross
Dated:  May 1, 1996                         (Principal Accounting Officer)




























                                    - 12 -