Form 10-Q
period 1996-06-28
CSX TRANSPORTATION INC
filed 1996-10-15
CIK 88128

PAGE 1
                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended June 28, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 26, 1996: 9,061,038 shares

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

         PAGE 2
                           CSX TRANSPORTATION, INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1996
                                     INDEX




PART I.  FINANCIAL INFORMATION                             Page Number

Item 1.  Financial Statements

1.    Consolidated Statement of Earnings -
        Quarters and Six Months Ended June 28, 1996
        and June 30, 1995                                       3

2.    Consolidated Statement of Cash Flows -
        Six Months Ended June 28, 1996 and June 30, 1995        4

3.    Consolidated Statement of Financial Position -
        At June 28, 1996 and December 29, 1995                  5

Notes to Consolidated Financial Statements                      6


Item 2.

Management's Analysis and Results of Operations                11


PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      13

Signature                                                      13


Please note that through clerical error the Company's Second Quarter Form 10-Q was received on July 30, 1996 by the SEC as a test filing instead of as an official filing on that date. The Company's press release issued on July 18, 1996 contains the Company's condensed consolidated unaudited financial statements, and the textual portion of the release highlights the significant financial results. Immediately upon learning of the filing error, the Company resubmitted the filing to the SEC.

         PAGE 3
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      Consolidated Statement of Earnings
                             (Millions of Dollars)

                                                  (Unaudited)
                                   Quarters Ended           Six Months Ended
                                 -------------------       ------------------
                                 June 28,   June 30,       June 28,  June 30,
                                   1996       1995           1996      1995
                                 --------   --------       --------  --------

OPERATING REVENUE
  Merchandise                    $  814     $  797          $ 1,602   $ 1,596
  Coal                              403        379              774       745
  Other                              38         35               74        64
                                 ------     ------          -------   -------
    Transportation                1,255      1,211            2,450     2,405

OPERATING EXPENSE
  Labor and Fringe Benefits         474        463              950       934
  Materials, Supplies and Other     244        272              508       534
  Equipment Rent                     91         98              189       202
  Depreciation                      102         97              204       193
  Fuel                               75         64              148       129
  Restructuring Charge              ---        196              ---       196
                                 ------     ------          -------   -------
    Total                           986      1,190            1,999     2,188

OPERATING INCOME                    269         21              451       217

Other Income (Expense)               21          3               24        (1)

Interest Expense                     28         12               39        22
                                 ------     ------          -------   -------
EARNINGS BEFORE INCOME TAXES        262         12              436       194

Income Tax Expense                   98          3              165        71
                                 ------     ------          -------   -------
NET EARNINGS                     $  164     $    9          $   271   $   123
                                 ======     ======          =======   =======


See accompanying Notes to Consolidated Financial Statements.

         PAGE 4
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                             (Millions of Dollars)
                                                         (Unaudited)
                                                       Six Months Ended
                                                      --------------------
                                                      June 28,     June 30,
                                                        1996         1995
                                                       ------      ------
OPERATING ACTIVITIES
  Net Earnings                                         $  271      $  123
  Adjustments to Reconcile Net Earnings to
    Net Cash Provided
      Depreciation                                        204         193
      Deferred Income Taxes (Benefit)                      71         (10)
      Restructuring Charge Provision                      ---         196
      Productivity/Restructuring Charge Payments          (42)        (31)
      Other Operating Activities                          (11)        (16)
      Changes in Operating Assets and Liabilities
        Accounts Receivable                                10          35
        Materials and Supplies                             (7)        (24)
        Other Current Assets                              (11)        (18)
        Accounts Payable and
        Other Current Liabilities                          16           5
                                                       ------      ------
        Net Cash Provided by Operating Activities         501         453
                                                       ------      ------
INVESTING ACTIVITIES
  Property Additions                                     (380)       (414)
  Other Investing Activities                               77          54
                                                       ------      ------
        Net Cash Used by Investing Activities            (303)       (360)
                                                       ------      ------
FINANCING ACTIVITIES
  Long-Term Debt Issued                                   117         115
  Long-Term Debt Repaid                                   (57)        (56)
  Cash Dividends Paid                                    (437)        (28)
  Other Financing Activities                               62           1
                                                       ------      ------
        Net Cash (Used) Provided by Financing
          Activities                                     (315)         32
                                                       ------      ------
  Net (Decrease) Increase in Cash and Cash Equivalents   (117)        125

CASH AND CASH EQUIVALENTS
  Cash and Cash Equivalents at Beginning of Period        633         452
                                                       ------      ------
  Cash and Cash Equivalents at End of Period           $  516      $  577
                                                       ======      ======

See accompanying Notes to Consolidated Financial Statements.

         PAGE 5
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                 Consolidated Statement of Financial Position
                             (Millions of Dollars)
                                                (Unaudited)
                                                 June 28,     December 29,
                                                   1996           1995
                                               ------------   ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents                      $   516       $   633
    Accounts and Notes Receivable                       56            66
    Materials and Supplies                             124           116
    Deferred Income Taxes                              197           201
    Other Current Assets                                33            15
                                                   -------       -------
      Total Current Assets                             926         1,031

    Properties-Net                                   9,521         9,189
    Affiliates and Other Companies                     152           226
    Other Long-Term Assets                             287           183
                                                   -------       -------
      Total Assets                                 $10,886       $10,629
                                                   =======       =======
LIABILITIES
  Current Liabilities
    Accounts Payable                               $   586       $   558
    Labor and Fringe Benefits Payable                  340           377
    Casualty, Environmental and Other Reserves         188           194
    Current Maturities of Long-Term Debt                72            74
    Due to Parent Company                               28            24
    Due to Affiliate                                    90           ---
    Other Current Liabilities                           65             6
                                                   -------       -------
      Total Current Liabilities                      1,369         1,233

  Casualty, Environmental and Other Reserves           643           683
  Long-Term Debt                                       820           613
  Deferred Income Taxes                              2,374         2,265
  Due to Parent                                         19           ---
  Other Long-Term Liabilities                          709           787
                                                   -------       -------
      Total Liabilities                              5,934         5,581
                                                   -------       -------
SHAREHOLDER'S EQUITY
    Common Stock, $20 Par Value;
      Authorized 10,000,000 Shares;
      Issued and Outstanding 9,061,038 Shares          181           181
    Other Capital                                    1,263         1,193
    Retained Earnings                                3,508         3,674
                                                   -------       -------
      Total Shareholder's Equity                     4,952         5,048
                                                   -------       -------
      Total Liabilities and Shareholder's Equity   $10,886       $10,629
                                                   =======       =======
See accompanying Notes to Consolidated Financial Statements.

         PAGE 6
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (All Tables in Millions of Dollars)

NOTE 1.  BASIS OF PRESENTATION.

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Transportation, Inc. ("CSXT") and its majority-owned subsidiaries as of June 28, 1996, and December 29, 1995, and the results of its operations for the quarters and six months ended June 28, 1996 and June 30, 1995 and its cash flows for the six months ended June 28, 1996 and June 30, 1995, such adjustments being of a normal recurring nature. CSXT is a wholly-owned subsidiary of CSX Corporation ("CSX").

         While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in CSXT's latest Form 10-K.

         The company changed its earnings presentation for the quarter and six months ended June 28, 1996 to exclude real estate activities from operating revenue and expense. These activities are now included in "Other Income (Expense)." Prior-year data have been reclassified to conform to the 1996 presentation.

NOTE 2.  FISCAL REPORTING PERIODS.

         The company's fiscal year is composed of 52 weeks ending on the last Friday in December. The financial statements presented are for the 13-week quarters and 26-week periods ended June 28, 1996 and June 30, 1995 and the fiscal year ended December 29, 1995.

NOTE 3.  RESTRUCTURING CHARGE.

         In the second quarter of 1995, the company recorded a $196 million pretax restructuring charge to recognize the estimated costs associated with a contractual agreement with AT&T to replace and technologically enhance its existing private telecommunications network. At June 28, 1996 and December 29, 1995, a reserve of $32 million remained for the payment of employee separation and labor protection costs related to this initiative.

NOTE 4.  ACCOUNTS RECEIVABLE.

         CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all its rail freight accounts receivable to CSX Trade Receivables Corporation, a wholly-owned subsidiary of CSX. Accounts receivable sold under this agreement totaled $649 million at June 28, 1996 and $603 million at December 29, 1995. In addition, CSXT has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in all miscellaneous accounts receivable. Accounts receivable sold under this agreement totaled $46 million at June 28, 1996 and December 29, 1995. The sales of receivables have been reflected as reductions of "Accounts and Notes Receivable" in the Consolidated Statement of Financial Position.

         PAGE 7
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                      (All Tables in Millions of Dollars)

NOTE 4.  ACCOUNTS RECEIVABLES, Continued

The net costs associated with sales of receivables were $14 million and $27 million for the quarter and six months ended June 28, 1996, respectively, and $13 million and $27 million for the quarter and six months ended June 30, 1995, respectively.

NOTE 5.  OTHER INCOME (EXPENSE).

                                     Quarters Ended         Six Months Ended
                                 June 28,      June 30,    June 28,   June 30,
                                   1996          1995        1996       1995
                                 --------      --------    --------   --------
Interest Income                   $  11         $  11       $  23       $  21
Income from Real Estate
  Operations (1)                     23             7          25           9
Net Costs for Accounts
  Receivable Sold                   (14)          (13)        (27)        (27)
Miscellaneous                         1            (2)          3          (4)
                                  -----         -----       -----       -----
 Total                            $  21         $   3       $  24       $  (1)
                                  =====         =====       =====       =====

(1) Gross revenue from real estate operations was $31 million and $39 million for the quarter and six months ended June 28, 1996, respectively, and $14 million and $22 million for the quarter and six months ended June 30, 1995, respectively.

NOTE 6.  COMMITMENTS AND CONTINGENCIES.

         During 1995, CSXT entered into an agreement with AT&T to supply and manage its telecommunications needs through May 2005. The agreement requires minimum payments totaling approximately $330 million over the ten-year period.

         In July 1996, CSXT reached agreements with two manufacturers for the purchase of 80 alternating current traction locomotives to be delivered during the remainder of 1996 and 1997. These agreements represent commitments for additional locomotives above the company's 1993 order covering 300 units for 1994-1997 delivery. As of July 30, 1996, a total of 127 locomotives remain for 1996 and 1997 delivery under the 1993 and 1996 purchase agreements.

         CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party ("PRP") in a number of investigations and actions. CSXT has identified approximately 102 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute ("Superfund") or corresponding state statutes. Many of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or corresponding state statutes typically involve numerous other waste generators and disposal companies and seek to

         PAGE 8
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                      (All Tables in Millions of Dollars)

NOTE 6.  COMMITMENTS AND CONTINGENCIES, Continued

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

         Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at June 28, 1996 and December 29, 1995 were $124 million and $137 million, respectively. These recorded liabilities include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the June 28, 1996 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

NOTE 6.  COMMITMENTS AND CONTINGENCIES, Continued

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

NOTE 7.  RELATED PARTIES.

         Cash and cash equivalents at June 28, 1996 and December 29, 1995, includes $553 million and $677 million, respectively, representing amounts due from CSX for CSXT's participation in the CSX cash management plan. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to repay all amounts due on demand should circumstances require.
The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.

         In 1994, CSXT entered into a loan agreement with Customized Transportation, Inc., a wholly-owned subsidiary of CSX, whereby CTI borrowed $40 million at prevailing interest rates from CSXT. On March 1, 1996, the loan was sold at book value to another CSX affiliate.

         Included in Materials, Supplies and Other expense are amounts related to a management service fee charged by CSX, data processing related charges from CSX Technology, Inc. ("Technology"), and the reimbursement, under an operating agreement, from CSX Intermodal, Inc. ("CSXI") for costs incurred by CSXT related to intermodal operations. The management service fee charged by CSX represents compensation for certain corporate services provided to CSXT. These services include, but are not limited to, development of corporate policy and long-range strategic plans, allocation of capital, placement of debt, maintenance of employee benefit plans, internal audit and tax administration. The data processing related charges are compensation to CSX Technology, Inc. for the development, implementation and maintenance of computer systems, software and associated documentation for the day-to-day operations of CSXT. Technology and CSXI are wholly-owned subsidiaries of CSX. Materials, Supplies and Other expense includes net expense of $69 million and $72 million, for the quarters ended June 28, 1996 and June 30, 1995, respectively, relating to the above arrangements.

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

         PAGE 10

$4 million of rent expense in the first quarter of 1996 associated with these leases prior to their termination. Rent expense for the first quarter of 1995 totaled $5 million.

         In March 1996, CSXT entered into a loan agreement with CSX Insurance Company ("CSX Insurance"), a wholly-owned subsidiary of CSX, whereby CSXT may borrow up to $100 million from CSX Insurance. The note is payable in full on demand. At June 28, 1996, $90 million was outstanding under the agreement. Interest on the loan is payable monthly. Interest expense incurred for the quarter and six months ended June 28, 1996 was $1 million.











































                                    - 10 -



         PAGE 11
ITEM 2.  MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

Second Quarter 1996 Compared With 1995
--------------------------------------

         Net earnings for the 1996 second quarter were $164 million versus $9 million for last year's second quarter, which included a $196 million pretax restructuring charge. Without this charge, net earnings in the year-ago quarter would have been $130 million.

         Operating income increased $52 million or 24 percent, to $269 million for the second quarter of 1996, from $217 million, excluding the $196 million restructuring charge in the prior-year quarter.

                                       OPERATING INCOME
                                     (Millions of Dollars)
                                     ---------------------
                       Quarters Ended              Six Months Ended
                     ------------------           -------------------
                     June 28,  June 30,  Percent  June 28,   June 30,  Percent
                       1996      1995    Change     1996       1995    Change
                     --------  --------  -------  --------   --------  -------
Operating Revenue
  Merchandise        $   814    $  797     2 %    $ 1,602     $ 1,596  --- %
  Coal                   403       379     6 %        774         745    4 %
  Other                   38        35     9 %         74          64   16 %
                     -------    ------            -------     -------
    Total              1,255     1,211     4 %      2,450       2,405    2 %
Operating Expense        986     1,190   (17)%      1,999       2,188   (9)%
                     -------    ------            -------     -------
Operating Income     $   269    $   21   1181%    $   451     $   217  108 %
                     =======    ======            =======     =======
Operating Income (a) $   269    $  217     24%    $   451     $   413    9 %
                     =======    ======            =======     =======
    (a)  Pro forma basis, excluding $196 million restructuring charge in 1995.

         Revenue increased 4 percent to $1.26 billion, despite essentially flat traffic levels. Operating expense was held level with the 1995 period, excluding the restructuring charge, despite a 15 percent increase in fuel prices.

         Overall, coal revenue rose 6 percent and coal tonnage rose 6 percent, led by a 9 percent increase in utility coal volume and a 2 percent rise in export volume. Merchandise carloadings were down 1 percent, but revenue rose 2 percent, due to better mix, selective pricing initiatives and increased tonnage per car.

First Six Months 1996 Compared With 1995
----------------------------------------

         For the first six months of the year, earnings for the company rose to $271 million. These results represent an 11% increase over the $244 million earned in the first six months of 1995, exclusive of the 1995 charge. Continuing cost control efforts held operating expense at 1995 levels, exclusive of the charge, while revenue was up 2% despite slightly lower carload volume.
                                    - 11 -



         PAGE 12

ITEM 2.  MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS, CONTINUED

OUTLOOK
-------

         As the third quarter of 1996 begins, the rail unit continues to benefit from strong demand from domestic and export coal markets. Merchandise traffic is expected to experience gradual improvement throughout the balance of the year. Automotive traffic levels could be impacted by the pending auto industry negotiations with the United Auto Workers.

         The rail unit, through the National Carriers Conference Committee, continues to participate in the current round of negotiations with rail labor. Tentative agreements have been reached with the Transportation Communication International Union, the Brotherhood of Maintenance of Way Employees and three shopcraft unions and are currently pending ratification by their memberships. Agreements previously have been reached with other rail labor organizations, including the United Transportation Union and the Brotherhood of Locomotive Engineers. Negotiations continue with two small shopcraft unions and the Dispatchers organization.

                         -------------------------

         To the extent that these written statements include predictions concerning future operations and results of operations, such statements are forward-looking statements that involve risks and uncertainties, and actual results may differ materially. Factors that could cause actual results to differ materially are described in the Company's Form 10-K for its most recent fiscal year and include general economic downturns, which may limit demand and pricing; labor matters, which may impact the costs and feasibility of certain operations; and commodity concentrations, which may affect traffic levels.
























                                    - 12 -



         PAGE 13

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




                                            CSX TRANSPORTATION, INC.


                                            /s/ JAMES L. ROSS
                                            ------------------------
                                            James L. Ross
Dated:  July 30, 1996                       (Principal Accounting Officer)




























                                    - 13 -