Form 10-Q
period 1996-09-27
CSX TRANSPORTATION INC
filed 1996-10-31
CIK 88128

PAGE 1
                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended September 27, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 27, 1996: 9,061,038 shares

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

         PAGE 2
                           CSX TRANSPORTATION, INC.
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1996
                                     INDEX




PART I.  FINANCIAL INFORMATION                             Page Number

Item 1.  Financial Statements

1.    Consolidated Statement of Earnings -
        Quarters and Nine Months Ended September 27, 1996
        and September 29, 1995                                  3

2.    Consolidated Statement of Cash Flows -
        Nine Months Ended September 27, 1996 and
        September 29, 1995                                      4

3.    Consolidated Statement of Financial Position -
        At September 27, 1996 and December 29, 1995             5

Notes to Consolidated Financial Statements                      6


Item 2.

Management's Analysis and Results of Operations                11


PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      13

Signature                                                      13

         PAGE 3
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      Consolidated Statement of Earnings
                             (Millions of Dollars)

                                                  (Unaudited)
                                   Quarters Ended           Nine Months Ended
                                 -------------------       ------------------
                                 Sept. 27, Sept. 29,       Sept. 27, Sept. 29,
                                   1996       1995           1996      1995
                                 --------   --------       --------  --------

OPERATING REVENUE
  Merchandise                    $  772     $  767          $ 2,374   $ 2,363
  Coal                              404        388            1,178     1,133
  Other                              35         36              109       100
                                 ------     ------          -------   -------
    Transportation                1,211      1,191            3,661     3,596

OPERATING EXPENSE
  Labor and Fringe Benefits         474        461            1,424     1,395
  Materials, Supplies and Other     251        263              759       797
  Equipment Rent                     89         93              278       295
  Depreciation                      104         97              308       290
  Fuel                               69         60              217       189
  Restructuring Charge              ---        ---              ---       196
                                 ------     ------          -------   -------
    Total                           987        974            2,986     3,162

OPERATING INCOME                    224        217              675       434

Other Income (Expense)                5         13               29        12

Interest Expense                     16         13               55        35
                                 ------     ------          -------   -------
EARNINGS BEFORE INCOME TAXES        213        217              649       411

Income Tax Expense                   80         79              245       150
                                 ------     ------          -------   -------
NET EARNINGS                     $  133     $  138          $   404   $   261
                                 ======     ======          =======   =======


See accompanying Notes to Consolidated Financial Statements.

         PAGE 4
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                             (Millions of Dollars)
                                                         (Unaudited)
                                                       Nine Months Ended
                                                      --------------------
                                                      Sept. 27,    Sept. 29,
                                                        1996         1995
                                                       ------      ------
OPERATING ACTIVITIES
  Net Earnings                                         $  404      $  261
  Adjustments to Reconcile Net Earnings to
    Net Cash Provided
      Depreciation                                        309         290
      Deferred Income Taxes                               151          32
      Restructuring Charge Provision                      ---         196
      Productivity/Restructuring Charge Payments          (58)        (78)
      Other Operating Activities                          (19)         28
      Changes in Operating Assets and Liabilities
        Accounts Receivable                               (31)        (80)
        Materials and Supplies                              3          (5)
        Other Current Assets                              (11)        (13)
        Accounts Payable and
          Other Current Liabilities                       (80)         55
                                                       ------      ------
        Net Cash Provided by Operating Activities         668         686
                                                       ------      ------
INVESTING ACTIVITIES
  Property Additions                                     (571)       (567)
  Other Investing Activities                               97          23
                                                       ------      ------
        Net Cash Used by Investing Activities            (474)       (544)
                                                       ------      ------
FINANCING ACTIVITIES
  Long-Term Debt Issued                                   117         115
  Long-Term Debt Repaid                                   (67)        (70)
  Cash Dividends Paid                                    (471)        (37)
  Other Financing Activities                               61           3
                                                       ------      ------
        Net Cash (Used) Provided by Financing
          Activities                                     (360)         11
                                                       ------      ------
  Net (Decrease) Increase in Cash and Cash Equivalents   (166)        153

CASH AND CASH EQUIVALENTS
  Cash and Cash Equivalents at Beginning of Period        633         452
                                                       ------      ------
  Cash and Cash Equivalents at End of Period           $  467      $  605
                                                       ======      ======

See accompanying Notes to Consolidated Financial Statements.

         PAGE 5
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                 Consolidated Statement of Financial Position
                             (Millions of Dollars)
                                                (Unaudited)
                                                 Sept. 27,    December 29,
                                                   1996           1995
                                               ------------   ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents                      $   467       $   633
    Accounts and Notes Receivable                       97            66
    Materials and Supplies                             114           116
    Deferred Income Taxes                              197           201
    Other Current Assets                                33            15
                                                   -------       -------
      Total Current Assets                             908         1,031

    Properties-Net                                   9,637         9,189
    Affiliates and Other Companies                     147           226
    Other Long-Term Assets                             288           183
                                                   -------       -------
      Total Assets                                 $10,980       $10,629
                                                   =======       =======
LIABILITIES
  Current Liabilities
    Accounts Payable                               $   541       $   558
    Labor and Fringe Benefits Payable                  344           377
    Casualty, Environmental and Other Reserves         183           194
    Current Maturities of Long-Term Debt                76            74
    Due to Parent Company                               26            24
    Due to Affiliate                                    90           ---
    Other Current Liabilities                           18             6
                                                   -------       -------
      Total Current Liabilities                      1,278         1,233

  Casualty, Environmental and Other Reserves           634           683
  Long-Term Debt                                       843           613
  Deferred Income Taxes                              2,454         2,265
  Due to Parent Company                                 19           ---
  Other Long-Term Liabilities                          702           787
                                                   -------       -------
      Total Liabilities                              5,930         5,581
                                                   -------       -------
SHAREHOLDER'S EQUITY
    Common Stock, $20 Par Value;
      Authorized 10,000,000 Shares;
      Issued and Outstanding 9,061,038 Shares          181           181
    Other Capital                                    1,262         1,193
    Retained Earnings                                3,607         3,674
                                                   -------       -------
      Total Shareholder's Equity                     5,050         5,048
                                                   -------       -------
      Total Liabilities and Shareholder's Equity   $10,980       $10,629
                                                   =======       =======
See accompanying Notes to Consolidated Financial Statements.

         PAGE 6
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      (All Tables in Millions of Dollars)

NOTE 1.  BASIS OF PRESENTATION.

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Transportation, Inc. ("CSXT") and its majority-owned subsidiaries as of September 27, 1996, and December 29, 1995, and the results of their operations for the quarters and nine months ended September 27, 1996 and September 29, 1995 and their cash flows for the nine months ended September 27, 1996 and September 29, 1995, such adjustments being of a normal recurring nature. CSXT is a wholly-owned subsidiary of CSX Corporation ("CSX").

         While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in CSXT's latest Form 10-K.

         Beginning with the quarter ended June 28, 1996, the company changed its earnings presentation to exclude real estate activities from operating revenue and expense. These activities are now included in "Other Income (Expense)." Prior-year data have been reclassified to conform to the 1996 presentation.

NOTE 2.  FISCAL REPORTING PERIODS.

         The company's fiscal year is composed of 52 weeks ending on the last Friday in December. The financial statements presented are for the 13-week quarters and 39-week periods ended September 27, 1996 and September 29, 1995 and the fiscal year ended December 29, 1995.

NOTE 3.  RESTRUCTURING CHARGE.

         In the second quarter of 1995, the company recorded a $196 million pretax restructuring charge to recognize the estimated costs associated with a contractual agreement with AT&T to replace and technologically enhance its existing private telecommunications network. At September 27, 1996 and December 29, 1995, a reserve of $32 million remained for the payment of employee separation and labor protection costs related to this initiative.

NOTE 4.  ACCOUNTS RECEIVABLE.

         CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all its rail freight accounts receivable to CSX Trade Receivables Corporation, a wholly-owned subsidiary of CSX. Accounts receivable sold under this agreement totaled $586 million at September 27, 1996 and $603 million at December 29, 1995. In addition, CSXT has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in all miscellaneous accounts receivable. Accounts receivable sold under this agreement totaled $46 million at September 27, 1996 and December 29, 1995. The sales of receivables have been reflected as reductions of "Accounts and Notes Receivable" in the Consolidated Statement of Financial Position.
                                     - 6 -


         PAGE 7
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED
                      (All Tables in Millions of Dollars)

NOTE 4.  ACCOUNTS RECEIVABLES, Continued

The net costs associated with sales of receivables were $14 million and $41 million for the quarter and nine months ended September 27, 1996, respectively, and $13 million and $40 million for the quarter and nine months ended September 29, 1995, respectively.

NOTE 5.  OTHER INCOME (EXPENSE).

                                     Quarters Ended         Nine Months Ended
                                 Sept. 27,    Sept. 29,    Sept. 27,  Sept 29,
                                   1996          1995        1996       1995
                                 --------      --------    --------   --------
Interest Income                   $   8         $  17       $  31       $  38
Income from Real Estate
  Operations (1)                      8             7          33          16
Net Costs for Accounts
  Receivable Sold                   (14)          (13)        (41)        (40)
Miscellaneous                         3             2           6          (2)
                                  -----         -----       -----       -----
 Total                            $   5         $  13       $  29       $  12
                                  =====         =====       =====       =====

(1) Gross revenue from real estate operations was $13 million and $52 million for the quarter and nine months ended September 27, 1996, respectively, and $12 million and $34 million for the quarter and nine months ended September 29, 1995, respectively.

NOTE 6.  COMMITMENTS AND CONTINGENCIES.

         During 1995, CSXT entered into an agreement with AT&T to supply and manage its telecommunications needs through May 2005. The agreement requires minimum payments totaling approximately $330 million over the ten-year period. Certain terms and conditions of the agreement with AT&T are currently in dispute and are expected to be resolved without any disruption to existing service.

         During July 1996, CSXT reached agreements with two manufacturers for the purchase of 80 alternating current traction locomotives to be delivered during the remainder of 1996 and 1997. These agreements represent commitments for additional locomotives above the company's 1993 order covering 300 units for 1994-1997 delivery. As of September 27, 1996, a total of 108 locomotives remain for 1996 and 1997 delivery under the 1993 and 1996 purchase agreements.

         CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party ("PRP") in a number of investigations and actions. CSXT has identified approximately 104 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute ("Superfund") or corresponding state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors,

         PAGE 8
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED
                      (All Tables in Millions of Dollars)

NOTE 6.  COMMITMENTS AND CONTINGENCIES, Continued

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

         Based upon reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at September 27, 1996 and December 29, 1995 were $121 million and $137 million, respectively. These recorded liabilities include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the September 27, 1996 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

         PAGE 9
                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED
                      (All Tables in Millions of Dollars)

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

NOTE 7.  RELATED PARTIES.

         Cash and cash equivalents at September 27, 1996 and December 29, 1995, includes $492 million and $677 million, respectively, representing amounts due from CSX for CSXT's participation in the CSX cash management plan. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to repay all amounts due on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.

         In 1994, CSXT entered into a loan agreement with Customized Transportation, Inc. (CTI), a wholly-owned subsidiary of CSX, whereby CTI borrowed $40 million at prevailing interest rates from CSXT. On March 1, 1996, the loan was sold at book value to another CSX affiliate.

         Included in Materials, Supplies and Other expense are amounts related to a management service fee charged by CSX, data processing related charges from CSX Technology, Inc. ("Technology"), and the reimbursement, under an operating agreement, from CSX Intermodal, Inc. ("CSXI") for costs incurred by CSXT related to intermodal operations. The management service fee charged by CSX represents compensation for certain corporate services provided to CSXT. These services include, but are not limited to, development of corporate policy and long-range strategic plans, allocation of capital, placement of debt, maintenance of employee benefit plans, internal audit and tax administration. The data processing related charges are compensation to CSX Technology, Inc. for the development, implementation and maintenance of computer systems, software and associated documentation for the day-to-day operations of CSXT. Technology and CSXI are wholly-owned subsidiaries of CSX. Materials, Supplies and Other expense includes net expense of $74 million and $212 million for the quarter and nine months ended September 27, 1996, respectively, and $69 million and $209 million for the quarter and nine months ended September 29, 1995, respectively, relating to the above arrangements.

         CSXT entered into operating lease arrangements with CSXI in October 1991 and December 1992 under which it agreed to lease 3,400 rebuilt coal gondola cars through March 2006 and 65 locomotives through May 2008, respectively. Effective March 1, 1996, the operating leases were terminated and CSXT purchased the cars and locomotives from CSXI for $164 million, an

         PAGE 10
CSX TRANSPORTATION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED
(All Tables in Millions of Dollars)

NOTE 6.  RELATED PARTIES, Continued

amount approximating CSXI's net book value. In conjunction with this transaction, CSXT assumed $145 million in long-term debt secured by the equipment and $19 million of advances payable from CSXI to CSX. CSXT incurred $4 million of rent expense in the first quarter of 1996 associated with these leases prior to their termination. Rent expense for the third quarter and first nine months of 1995 totaled $6 million and $16 million, respectively.

         In March 1996, CSXT entered into a loan agreement with CSX Insurance Company ("CSX Insurance"), a wholly-owned subsidiary of CSX, whereby CSXT may borrow up to $100 million from CSX Insurance. The note is payable in full on demand. At September 27, 1996, $90 million was outstanding under the agreement. Interest on the loan is payable monthly at .25% over the LIBOR rate, and was 5.69% at September 27, 1996. Interest expense incurred for the quarter and nine months ended September 27, 1996 was $1 million and $3 million, respectively, relating to this loan agreement.

         PAGE 11

ITEM 2.  MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

Third Quarter 1996 Compared With 1995
--------------------------------------

         Net earnings for the 1996 third quarter were $133 million versus $138 million for last year's third quarter.

         Operating income increased $7 million or 3 percent, to $224 million for the third quarter of 1996, from $217 million in the prior-year quarter.

                                       OPERATING INCOME
                                     (Millions of Dollars)
                                     ---------------------
                       Quarters Ended              Nine Months Ended
                     ------------------           -------------------
                     Sept. 27, Sept. 29, Percent  Sept. 27, Sept. 29,  Percent
                       1996      1995    Change     1996       1995    Change
                     --------  --------  -------  --------   --------  -------
Operating Revenue
  Merchandise        $   772    $  767     1 %    $ 2,374     $ 2,363     - %
  Coal                   404       388     4 %      1,178       1,133     4 %
  Other                   35        36    (3)%        109         100     9 %
                     -------    ------            -------     -------
    Total              1,211     1,191     2 %      3,661       3,596     2 %
Operating Expense        987       974     1 %      2,986       3,162    (6)%
                     -------    ------            -------     -------
Operating Income     $   224    $  217     3 %    $   675     $   434    56 %
                     =======    ======            =======     =======
Operating Income (a) $   224    $  217     3 %    $   675     $   630     7 %
                     =======    ======            =======     =======
    (a)  Pro forma basis, excluding $196 million restructuring charge in 1995.

         Revenue increased 2 percent to $1.21 billion, while traffic remained level with 1995's third quarter. Despite expenses associated with Hurricane Fran and higher fuel prices, operating expense increased just $13 million to $987 million.

         Coal revenue rose 4 percent and coal tonnage rose 3 percent, largely due to higher utility coal volume. Total merchandise traffic decreased 1 percent, while merchandise revenue rose 1 percent.

First Nine Months 1996 Compared With 1995
-----------------------------------------

         For the first nine months of the year, net earnings for the company rose to $404 million. These results represent a 6 percent increase over the $382 million earned in the first nine months of 1995, exclusive of the 1995 charge. Continuing cost control efforts held operating expense near 1995 levels, exclusive of the charge, while revenue was up 2 percent despite flat carload volume.




                                    - 11 -



         PAGE 12

ITEM 2.  MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS, CONTINUED

OUTLOOK
-------

         As the fourth quarter of 1996 begins, CSXT continues to benefit from strong demand from domestic coal markets. Merchandise traffic is expected to be flat throughout the balance of the year. Automotive traffic levels could be negatively impacted by the pending labor dispute between General Motors Corporation and the United Auto Workers.

         CSXT, through the National Carriers Conference Committee, now has agreements with all labor organizations except the Dispatchers organization. All such agreements are in effect, and the parties are in the process of implementing their terms and conditions. Negotiations continue with the Dispatchers.

OTHER MATTERS
-------------

         On October 14, 1996, CSX Corporation and Conrail, Inc. (Conrail) entered into a merger agreement whereby CSX will acquire all of Conrail's outstanding shares for a combination of cash and CSX shares initially valued at approximately $8.4 billion. Consummation of the merger is subject to approval of the shareholders of CSX and Conrail and approval of the Surface Transportation Board (STB). The application for STB approval is expected to be filed in early 1997, and the parties will propose a schedule that contemplates completion of the transaction by the end of that year.

         On October 23, 1996, Norfolk Southern Corporation announced an all-cash competing bid for all outstanding shares of Conrail. CSX remains optimistic about its prospects for completing the merger with Conrail.

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

          (a) Exhibits

               1. None.

          (b) Reports on Form 8-K

               1. None.


                                   SIGNATURE
                                   ---------


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            CSX TRANSPORTATION, INC.


                                       By:  /s/ JAMES L. ROSS
                                            ------------------------
                                            James L. Ross
Dated:  October 31, 1996                    (Principal Accounting Officer)
























                                    - 13 -