Form 10-K405
period 1996-12-27
CSX TRANSPORTATION INC
filed 1997-03-19
CIK 88128

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 27, 1996
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

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1) (a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value of the voting stock at March 19, 1997, was $-0-, excluding the voting stock held by the parent of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant has 9,061,038 shares of common stock, par value $20.00, outstanding at March 19, 1997.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                          1996 FORM 10-K ANNUAL REPORT
                                Table of Contents
Item No.                                                                 Page
--------                                                                 ----

                                     PART I

 1.   Business                                                             4
 2.   Properties                                                           4
 3.   Legal Proceedings                                                    5
 4.   Submission of Matters to a Vote of Security Holders                  6

                                     PART II

 5.   Market for Registrant's Common Stock and Related
            Stockholder Matters                                            6
 6.   Selected Financial Data                                              6
 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            6
 8.   Financial Statements and Supplementary Data                          6
 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                            6

                                    PART III

10.  Directors, Executive Officers, Promoters
            and Control Persons of the Registrant                          6
11.  Executive Compensation                                                6
12.  Security Ownership of Certain Beneficial
            Owners and Management                                          7
13.  Certain Relationships and Related Transactions                        7


                                     PART IV

14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                            7



Signatures                                                                 8

Index to Consolidated Financial Statements                                 9

                                     PART I

Items 1. & 2.  Business and Properties.

                                   General
                                   -------
          CSX Transportation, Inc. (CSXT) is engaged principally in the business of railroad transportation and operates a system comprising 18,504 miles of first main line track in 20 states principally east of the Mississippi River (exclusive of New England), southern Ontario and the District of Columbia, employing an average of 28,559 employees during its most recent fiscal year.
It conducts railroad operations in its own name and through railroad subsidiaries.

          CSXT is a wholly-owned subsidiary of CSX Corporation (CSX). CSX is a publicly-owned Virginia corporation with headquarters at One James Center, 901 East Cary Street, Richmond, Virginia, 23219-4031. CSX also controls other transportation businesses which include Sea-Land Service, Inc., an ocean container-shipping company; CSX Intermodal, Inc., an intermodal and trucking company; American Commercial Lines, Inc., an inland barging and other marine-related activities business; and Customized Transportation, Inc., a contract logistics service supplier. CSX also has interests in real estate, resorts and resort management.

          For information concerning business conducted by CSXT during 1996, see "Management's Narrative Analysis and Results of Operations" on pages 32 and 33.


                                     Roadway
                                     -------
          On December 27, 1996, CSXT's consolidated system consisted of 31,365 miles of track as follows:


                                     Track
                                     Miles
                                     -----

          First Main                18,504
          Second Main                2,674
          Passing, Crossovers
            and Turnouts             2,369
          Way and Yard Switching     7,818
                                    ------
              Total                 31,365
                                    ======

          Included above are 865 miles of leased track, 2,408 miles of track under trackage rights agreements with other railroads and 198 miles of track under operating contracts.

                                    Equipment
                                    ---------
          On December 27, 1996, CSXT and subsidiaries owned or leased the following:
                                Owned            Leased          Total
                                -----            ------          ------
      Locomotives
        Freight                 1,874               525           2,399
        Switching                 205                15             220
        Auxiliary Units           162                 0             162
                              -------           -------         -------
          Total                 2,241               540           2,781
                              =======           =======         =======
      Freight Cars
        Open Top Hoppers       14,713            10,047          24,760
        Gondolas                9,800            14,733          24,533
        Covered Hoppers        11,233             7,015          18,248
        Box Cars                9,306             5,566          14,872
        Flat Cars                 684            11,946          12,630
        Other                   1,479             1,270           2,749
                              -------           -------         -------
          Total                47,215            50,577          97,792
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

          CSXT has been identified, together with other parties, as a potentially responsible party in a number of governmental investigations and actions relating to environmentally impaired sites. Such sites frequently involve other waste generators and disposal companies that may pay some or all of such costs associated with site investigation and cleanup or from whom such costs may be recovered.

          The wide range of costs of the possible remediation alternatives, changing cleanup technology, the length of time over which these matters develop and evolving governmental standards make it impossible to estimate precisely the company's potential liability for the costs associated with the assessment and remediation of contaminated sites.

          CSXT has identified and maintains reserves for approximately 270 environmental sites at which the company is or may be liable for remediation costs. CSXT reviews its environmental reserves at least quarterly to determine whether additional provisions are necessary. Based on current information, CSXT believes its reserves are adequate to meet remedial actions and to comply with present laws and regulations. Although CSXT's financial results could be significantly affected in any quarterly reporting period in which CSXT incurred substantial remedial expenses at a number of these and other sites, CSXT believes the ultimate liability for these matters will not materially affect its overall results of operations and financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

          Information omitted in accordance with General Instruction I(2)(c).

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

          There is no market for CSXT's common stock as CSXT is a wholly-owned subsidiary of CSX. During the years 1996, 1995 and 1994, CSXT paid dividends on its common stock aggregating $886 million, $158 million and $28 million, respectively.

Item 6.  Selected Financial Data.

          Information omitted in accordance with General Instruction I(2)(a).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Information omitted in accordance with General Instruction I(2)(a).

          However, in compliance with said Instruction, see "Management's Narrative Analysis and Results of Operations" on pages 32 and 33.

Item 8.  Financial Statements and Supplementary Data.

          The consolidated financial statements of CSXT and notes thereto required in response to this item are included herein (refer to Index to Consolidated Financial Statements on page 9).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.


                                    PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons
            of the Registrant.

          Information omitted in accordance with General Instruction I(2)(c).

Item 11.  Executive Compensation.

          Information omitted in accordance with General Instruction I(2)(c).

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          Information omitted in accordance with General Instruction I(2)(c).

Item 13.  Certain Relationships and Related Transactions.

          Information omitted in accordance with General Instruction I(2)(c).


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a) 1.   Financial Statements.

                   See Index to Consolidated Financial Statements on page 9.

              2.   Financial Statement Schedules.

                   All schedules are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the financial statements or related notes thereto.

              3.   Exhibits.

                (3.1) Articles of Incorporation, as amended, incorporated herein by reference from Registrant's report on Form 10-K for the year ended December 29, 1995.

                (3.2) By-laws of the Registrant, as amended, incorporated herein by reference from Registrant's report on Form 10-K for the year ended December 29, 1995.

                (27)  Financial Data Schedule - Schedule II

          (b)  Reports on Form 8-K.

                  None.

                                   Signatures


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 1997.

                                         CSX TRANSPORTATION, INC.

                                         /s/ JAMES L. ROSS
                                         ------------------------------
                                         James L. Ross
                                         (Principal Accounting Officer)

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

     Signatures                                         Title
-----------------------                  -------------------------------------

/s/ John W. Snow                         Chairman of the Board and Director
-----------------
    John W. Snow*

/s/ Alvin R. Carpenter                   President and Chief Executive Officer
-----------------------                  (Principal Executive Officer) and
    Alvin R. Carpenter*                  Director

/s/ Gerald L. Nichols                    Executive Vice President and Chief
----------------------                   Operating Officer and Director
    Gerald L. Nichols*

/s/ Mark G. Aron                         Director
-----------------
    Mark G. Aron*

/s/ Paul R. Goodwin                      Director
--------------------
    Paul R. Goodwin*

/s/ Michael J. Ward                      Executive Vice President-Finance
--------------------                     (Principal Finance Officer) and
    Michael J. Ward*                     Director

/s/ Patricia J. Aftoora
-----------------------
*Patricia J. Aftoora
 (Attorney-in-Fact)
                                                          March 19, 1997

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


CSX Transportation, Inc. and Subsidiaries:

  Consolidated Financial Statements and Notes to Consolidated
    Financial Statements Submitted Herewith:

      Consolidated Statement of Earnings -
        Fiscal Years Ended December 27, 1996,
        December 29, 1995 and December 30, 1994                     11

      Consolidated Statement of Cash Flows -
        Fiscal Years Ended December 27, 1996,
        December 29, 1995 and December 30, 1994                     12

      Consolidated Statement of Financial Position -
        December 27, 1996 and December 29, 1995                     14

      Consolidated Statement of Retained Earnings
        Fiscal Years Ended December 27, 1996,
        December 29, 1995 and December 30, 1994                     15

      Notes to Consolidated Financial Statements                    16

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
                -------------------------------------------------

To the Shareholder and Board of Directors of CSX Transportation, Inc.

          We have audited the accompanying consolidated statement of financial position of CSX Transportation, Inc. and subsidiaries as of December 27, 1996 and December 29, 1995, and the related consolidated statements of earnings, cash flows and retained earnings for each of the three years in the period ended December 27, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above (appearing on pages 11-31) present fairly, in all material respects, the consolidated financial position of CSX Transportation, Inc. and subsidiaries at December 27, 1996 and December 29, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 27, 1996, in conformity with generally accepted accounting principles.




                                     /s/ ERNST & YOUNG LLP
                                     ---------------------
                                     Ernst & Young LLP





Richmond, Virginia
January 31, 1997

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                              (Millions of Dollars)

                                                    Fiscal Years Ended
                                             --------------------------------
                                             Dec. 27,     Dec. 29,    Dec. 30,
                                               1996         1995        1994
                                             -------      -------     -------
OPERATING REVENUE
  Merchandise                                $ 3,181      $ 3,158     $ 3,048
  Coal                                         1,584        1,523       1,465
  Other                                          144          138         112
                                             -------      -------     -------
    Total                                      4,909        4,819       4,625
                                             -------      -------     -------
OPERATING EXPENSE
  Labor and Fringe Benefits                    1,890        1,855       1,856
  Materials, Supplies and Other                1,006        1,076       1,022
  Equipment Rent                                 366          391         392
  Depreciation                                   413          385         371
  Fuel                                           308          255         251
  Restructuring Charge                           ---          196         ---
                                             -------      -------     -------
    Total                                      3,983        4,158       3,892
                                             -------      -------     -------

OPERATING INCOME                                 926          661         733
Other Income                                      46           37          96
Interest Expense                                  70           46          45
                                             -------      -------     -------

EARNINGS BEFORE INCOME TAXES                     902          652         784

Income Tax Expense                               325          244         289

                                             -------      -------     -------
NET EARNINGS                                 $   577      $   408     $   495
                                             =======      =======     =======


See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Millions of Dollars)

                                                       Fiscal Years Ended
                                                  ---------------------------
                                                  Dec. 27,  Dec. 29,  Dec. 30,
                                                    1996      1995     1994
                                                  --------  --------  -------

OPERATING ACTIVITIES
  Net Earnings                                    $   577   $   408  $   495
  Adjustments to Reconcile Net Earnings
    to Cash Provided
      Depreciation                                    413       385      371
      Deferred Income Taxes                           198        52      171
      Restructuring Charge Provision                  ---       196      ---
      Productivity/Restructuring Charge Payments      (77)     (105)    (129)
      Proceeds from Real Estate Sales                  29        24       42
      Gain on Sale of South Florida Track             ---       ---      (91)
      Gain from Disposition of Properties             (20)      (20)     (38)
      Other Operating Activities                      (21)       38       66
      Changes in Operating Assets and Liabilities
          Accounts Receivable                         (37)       42      (27)
          Sale of Accounts Receivable-Net              41        25       20
          Other Current Assets                        (22)       (7)      31
          Accounts Payable and Other Current
            Liabilities                               (39)       29      (15)
                                                  -------   -------  -------
        Net Cash Provided by Operating Activities   1,042     1,067      896
                                                  -------   -------  -------
INVESTING ACTIVITIES
  Property Additions                                 (764)     (765)    (676)
  Proceeds from Property Dispositions                  56        76       18
  Affiliated Company Activity                          40       (37)     (37)
  Proceeds from Sale of South Florida Track           ---       ---      130
  Other Investing Activities                           10        (1)     (35)
                                                  -------   -------  -------
        Net Cash Used by Investing Activities        (658)     (727)    (600)
                                                  -------   -------  -------

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                              (Millions of Dollars)

                                                       Fiscal Years Ended
                                                  ---------------------------
                                                  Dec. 27,  Dec. 29,  Dec. 30,
                                                    1996      1995      1994
                                                  --------  --------  -------
FINANCING ACTIVITIES
  Long-Term Debt Issued                               118       121       92
  Long-Term Debt Repaid                               (80)     (114)     (93)
  Cash Dividends Paid                                (886)     (158)     (28)
  Parent Company Advances Repaid                      (19)      ---      (86)
  Affiliated Company Activity                          56       ---      ---
  Other Financing Activities                            1        (8)      (1)
                                                  -------   -------  -------
    Cash Used by Financing Activities                (810)     (159)    (116)
                                                  -------   -------  -------

    Increase (Decrease) in Cash and Cash
      Equivalents                                    (426)      181      180

CASH AND CASH EQUIVALENTS

  Cash and Cash Equivalents at Beginning of Year      633       452      272
                                                  -------   -------  -------
  Cash and Cash Equivalents at End of Year        $   207   $   633  $   452
                                                  =======   =======  =======

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest Paid - Net of Amounts Capitalized      $    63   $    50  $    53
                                                  =======   =======  =======
  Income Taxes Paid                               $   135   $   227  $   192
                                                  =======   =======  =======


See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                              (Millions of Dollars)
                                                   Dec. 27,      Dec. 29,
                                                     1996          1995
                                                   --------      --------
ASSETS
  Current Assets
    Cash and Cash Equivalents                      $   207       $   633
    Accounts and Notes Receivable                       62            66
    Materials and Supplies                             121           116
    Deferred Income Taxes                              183           201
    Other Current Assets                                41            15
                                                   -------       -------
      Total Current Assets                             614         1,031

    Properties-Net                                   9,750         9,189
    Affiliates and Other Companies                     148           226
    Other Long-Term Assets                             288           183
                                                   -------       -------
      Total Assets                                 $10,800       $10,629
                                                   =======       =======
LIABILITIES
  Current Liabilities
    Accounts Payable                               $   547       $   558
    Labor and Fringe Benefits Payable                  353           377
    Casualty, Environmental and Other Reserves         199           194
    Current Maturities of Long-Term Debt                77            74
    Due to Parent Company                               25            24
    Due to Affiliate                                    90           ---
    Other Current Liabilities                           37             6
                                                   -------       -------
      Total Current Liabilities                      1,328         1,233

  Casualty, Environmental and Other Reserves           597           683
  Long-Term Debt                                       886           613
  Deferred Income Taxes                              2,493         2,265
  Other Long-Term Liabilities                          684           787
                                                   -------       -------
      Total Liabilities                              5,988         5,581
                                                   -------       -------
SHAREHOLDER'S EQUITY
    Common Stock, $20 Par Value;
      Authorized 10,000,000 Shares;
      Issued and Outstanding 9,061,038 Shares          181           181
    Other Capital                                    1,263         1,193
    Retained Earnings                                3,368         3,674
                                                   -------       -------
      Total Shareholder's Equity                     4,812         5,048
                                                   -------       -------
      Total Liabilities and Shareholder's Equity   $10,800       $10,629
                                                   =======       =======


See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                              (Millions of Dollars)

                                             Dec. 27,     Dec. 29,     Dec. 30,
                                               1996         1995         1994
                                              ------       ------       ------
Beginning Balance                             $3,674       $3,424       $2,957

Net Earnings                                     577          408          495

Dividends - Common                              (886)        (158)         (28)

Minimum Pension Liability Adjustments
  and Other                                        3          ---          ---
                                              ------       ------       ------

Ending Balance                                $3,368       $3,674       $3,424
                                              ======       ======       ======


See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (All Tables in Millions of Dollars)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES.

Nature of Operations

          CSX Transportation, Inc. (CSXT) is a rail freight transportation company operating a system composed of 18,504 route miles of track in 20 states in the eastern, midwestern, and southern portions of the United States and in Ontario, Canada. Coal, bulk products, and manufactured products each contribute approximately one-third of the company's transportation revenue. Coal shipments primarily supply domestic utility and export markets. Shipments of bulk products for domestic and export markets include chemicals, minerals, agricultural products, and phosphates and fertilizer. Shipments of manufactured products for domestic and export markets include automobiles, forest products, metals, and food and consumer products.

          CSXT is a wholly-owned subsidiary of CSX Corporation (CSX).

Principles of Consolidation

          The Consolidated Financial Statements include CSXT and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in companies that are not majority-owned are carried at either cost or equity, depending on the extent of control.

Fiscal Year

          The company's fiscal reporting period ends on the last Friday in December. The financial statements presented are for the fiscal periods ended December 27, 1996, December 29, 1995 and December 30, 1994. Each fiscal year consists of four 13-week quarters.

Cash and Cash Equivalents

          Cash and cash equivalents primarily represent amounts due from CSX for CSXT's participation in the CSX cash management plan and are net of outstanding checks which are funded daily as presented for payment.

Accounts Receivable

          CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all freight accounts receivable to CSX Trade Receivables Corporation (CTRC), a wholly-owned subsidiary of CSX. At December 27, 1996 and December 29, 1995, accounts receivable sold under this agreement totaled $644 million and $603 million, respectively. In addition, CSXT has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in all miscellaneous accounts receivable. At December 27, 1996 and December 29, 1995, accounts receivable sold under this agreement totaled $46 million. The sales of receivables have been reflected as reductions of "Accounts and Notes Receivable" in the Consolidated Statement of Financial Position. The net costs associated with the sales of receivables were $55 million in 1996, $54 million in 1995 and $45 million in 1994.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES, Continued.

Materials and Supplies

          Materials and supplies consist primarily of fuel and items for maintenance of property and equipment, and are carried at average cost.

Properties

          Main line track is depreciated on a group basis using a unit-of-property method. All other property and equipment is depreciated on a straight-line basis over estimated useful lives of three to 50 years.

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

          Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or group of assets. Where impairment is indicated, the assets are evaluated for sale or other disposition, and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value.

          The company acquired $255 million in property in 1996 which did not require an immediate outlay of cash. These property additions included the acquisition of $164 million in railcars and locomotives, formerly leased from a CSX-affiliated company, in exchange for the assumption of corresponding debt. The property additions also included the early delivery of 55 alternating current locomotives under an arrangement in which payment of the $91 million aggregate purchase price was deferred to the subsequent periods in which the locomotives would have originally been delivered. Under generally accepted accounting principles, these noncash transactions are not reflected in the Consolidated Statement of Cash Flows.

Revenue Recognition

          Transportation revenue is recognized proportionately as shipments move from origin to destination.

Environmental Costs

          Environmental costs that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to remediating an existing
                                      - 17 -



                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES, Continued.

condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when CSXT's responsibility for environmental remedial efforts is deemed probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or CSXT's commitment to a formal plan of action.

Derivative Financial Instruments

          CSX may use derivative financial instruments from time to time in the management of its interest, foreign currency and commodity exposure on behalf of CSXT and other CSX subsidiaries. Such derivative financial instruments are accounted for on an accrual basis, and income and expense are recorded in the same category as that of the underlying asset or liability. Gains and losses related to hedges of existing assets or liabilities are deferred and recognized over the expected remaining life of the related asset or liability. Gains and losses related to hedges of anticipated transactions are also deferred and recognized in income in the same period as the hedged transaction. CSX had no significant derivative financial instruments outstanding at December 27, 1996.

Common Stock and Other Capital

          There have been no changes in common stock during the last three years. During 1996, CSX contributed to the company $70 million in net pension assets. During 1995, $146 million in capital stock of CSX Realty, Inc. and related subsidiaries was contributed by CSX.

Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates in reporting the amounts of certain revenues and expenses for each fiscal year and certain assets and liabilities at the end of each fiscal year. Actual results may differ from those estimates.

Prior-Year Data

          Certain prior-year data have been reclassified to conform to the 1996 presentation.

Accounting Pronouncements

          The Financial Accounting Standards Board has issued Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes new guidelines for accounting and disclosure related to transfers of trade accounts receivable and other financial assets.
In addition, the American Institute of Certified Public Accountants has issued Statement of Position No. 96-1 "Environmental Remediation Liabilities," which provides revised guidance on accounting and disclosure relative to environmental


                                      - 18 -



                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES, Continued.

obligations. The company will adopt both pronouncements in 1997 and does not expect either pronouncement to have a material impact on its financial statements.

NOTE 2. RESTRUCTURING CHARGE.

          In the second quarter of 1995, the company recorded a $196 million pretax restructuring charge to recognize the costs associated with a contractual agreement with a major telecommunications vendor to replace, manage, and technologically enhance its existing private telecommunications network. The initiative resulted in a write-down of assets rendered technologically obsolete and a provision for separation and labor protection payments to affected employees.

          The agreement, which originally was to expire in May 2005, provided for the vendor to supply and manage new technology to replace CSXT's existing telecommunications system, thereby rendering it commercially obsolete. These assets, comprising CSXT's internal companywide telecommunications network, including existing microwave and fiber optic communications systems, have no alternative use and their net realizable value is not significant. As a result of the agreement, the net book value of the assets to be replaced was reduced by $163 million.

          During 1996, CSXT and the vendor amended the agreement to change the termination date to June 30, 1998, to increase the payments required over the revised service period, and to relieve the vendor's obligations to replace certain technology. CSXT is currently evaluating options for proceeding with further telecommunications initiatives.

          A summary of the restructuring charge and related activity through December 27, 1996 is as follows:
                                        Separation
                                         and Labor
                              Obsolete  Protection
                               Assets      Costs      Total
                              --------  -----------   -----
  Restructuring Charge          $163        $33        $196

  Amounts Utilized through
    December 27, 1996            163          1         164
                                ----        ---        ----
  Remaining Reserve as of
    December 27, 1996           $---        $32        $ 32
                                ====        ===        ====

          The total provision for separation and labor protection payments relates to approximately 275 affected employees and was based on existing collective bargaining agreements with members of clerical, electrical, and signal crafts. Through December 27, 1996, 29 employee separations have been finalized. The company expects the remaining affected employees to be impacted within the next four years.
                                      - 19 -



                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 3.  SUPPLEMENTAL STATEMENT OF EARNINGS FINANCIAL DATA.

                                                  1996     1995     1994
                                                 ------   ------   ------

Selling, General and Administrative Expense       $800     $846     $849
                                                  ====     ====     ====


NOTE 4.  OTHER INCOME.
                                                  1996     1995      1994
                                                  ----     ----      ----

Interest Income - Other                           $  9     $ 17      $ 20
Interest Income - CSX Cash Management Plan          33       34        13
Income from Real Estate Operations (a)              51       43        47
Loss on Investment Transactions                    ---      ---       (26)
Gain on South Florida Track Sale (b)               ---      ---        91
Fees Related to Accounts Receivable Sold           (55)     (54)      (45)
Miscellaneous                                        8       (3)       (4)
                                                  ----     ----      ----
    Total                                         $ 46     $ 37      $ 96
                                                  ====     ====      ====

          (a) Gross revenue from real estate operations was $76 million, $68 million and $78 million in 1996, 1995 and 1994, respectively.
          (b) In May 1988, CSXT sold approximately 80 miles of track and right of way in Broward, Dade and Palm Beach counties to the State of Florida for $264 million subject to annual appropriations which were accounted for on an installment basis. In December 1994, the State of Florida elected to satisfy its remaining unfunded obligation issued in 1988 to consummate the purchase of track and right-of-way. The transaction resulted in cash proceeds of $102 million and a pretax gain of $69 million. The scheduled payment resulted in a $22 million gain in 1994.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 5.  INCOME TAXES.

          Income tax expense information is as follows:

                                   1996             1995             1994
                                 -------          -------          -------
Current
  Federal                          $106             $169            $106
  State and Foreign                  21               23              12
                                   ----             ----            ----
    Total Current                   127              192             118
                                   ----             ----            ----
Deferred
  Federal                           202               55             164
  State                              (4)              (3)              7
                                   ----             ----            ----
    Total Deferred                  198               52             171
                                   ----             ----            ----
       Total Expense               $325             $244            $289
                                   ====             ====            ====

          Income tax expense reconciled to the tax computed at statutory rates is as follows:
                                      1996             1995             1994
                                  -----------      -----------      -----------
Tax at Statutory Rates             $316    35%      $228    35%     $274    35%
State Income Taxes                   10     1         13     2        13     2
Other                                (1)   --          3    --         2    --
                                   ----    --       ----    --      ----    --
      Total Expense                $325    36%      $244    37%     $289    37%
                                   ====    ==       ====    ==      ====    ==

          The significant components of deferred tax assets and liabilities include:
                                      Dec. 27,         Dec. 29,
                                       1996             1995
                                      ------           ------
Deferred Tax Assets
  Productivity/Restructuring Charges  $  154           $  220
  Employee Benefit Plans                 206              209
  Alternative Minimum Tax Credits          5               93
  Other                                  269              274
                                      ------           ------
    Total                                634              796
                                      ------           ------
Deferred Tax Liabilities
  Accelerated Depreciation             2,685            2,684
  Other                                  259              176
                                      ------           ------
    Total                              2,944            2,860
                                      ------           ------
Net Deferred Tax Liabilities          $2,310           $2,064
                                      ======           ======

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 5.  INCOME TAXES, Continued.

          CSXT and its subsidiaries are included in the consolidated federal income tax return filed by CSX. The consolidated federal income tax expense or benefit is allocated to CSXT and its subsidiaries as though CSXT had filed a separate consolidated return.

          Examinations of the federal income tax returns of CSX and its principal subsidiaries have been completed through 1990. Returns for 1991-1993 are currently under examination. Management believes adequate provision has been made for any adjustments that might be assessed.

NOTE 6.  RELATED PARTIES.

          Cash and cash equivalents at December 27, 1996 and December 29, 1995, includes $250 million and $677 million, respectively, representing amounts due from CSX for CSXT's participation in the CSX cash management plan. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to repay all amounts due on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.

          During 1994, CSXT entered into a loan agreement with Customized Transportation, Inc. (CTI), a wholly-owned subsidiary of CSX, whereby CTI borrowed $40 million at prevailing interest rates from CSXT. On March 1, 1996, the loan was sold at book value to another CSX affiliate.

          During 1992, CSXT entered into an agreement with CTRC to sell, on a revolving basis, without recourse, all existing accounts receivable to CTRC. In 1993, this agreement was amended to sell only freight accounts receivable to CTRC. As of December 27, 1996 and December 29, 1995, CSXT had sold $644 million and $603 million, respectively, of accounts receivable to CTRC.

          During 1994, CSXT repaid the remaining formal long-term borrowings from CSX outstanding at December 31, 1993. No long-term borrowings from CSX were outstanding during either 1996 or 1995. Interest expense on borrowings from CSX was $3 million in 1994.

          During 1989, CSXT's pension plan for salaried employees was merged with the CSX Pension Plan, and all assets of CSXT's plan were transferred to the merged plan. Since the plans were merged, CSX has allocated to CSXT a portion of the net pension expense for the CSX Pension Plan based on CSXT's relative level of participation in the merged plan, which considers the assets and personnel previously in the CSXT plan. The allocated expense from the CSX Pension Plan amounted to $32 million in 1996, $26 million in 1995 and $42 million in 1994. During 1996, CSXT also received $113 million in pension assets, $70 million after-tax, from CSX through a capital contribution.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 6.  RELATED PARTIES, Continued.

          Included in Materials, Supplies and Other expense are amounts related to a management service fee charged by CSX, data processing related charges from CSX Technology, Inc.(CSX Technology), and the reimbursement, under an operating agreement, from CSX Intermodal, Inc. (CSXI), for costs incurred by CSXT related to intermodal operations. The management service fee charged by CSX represents compensation for certain corporate services provided to CSXT. These services include, but are not limited to, development of corporate policy and long-range strategic plans, allocation of capital, placement of debt, maintenance of employee benefit plans, internal audit and tax administration. The data processing related charges are compensation to CSX Technology for the development, implementation and maintenance of computer systems, software and associated documentation for the day-to-day operations of CSXT. CSX Technology and CSXI are wholly-owned subsidiaries of CSX. Materials, Supplies and Other expense includes net expense of $212 million, $202 million and $203 million in 1996, 1995 and 1994, respectively, relating to the above arrangements.

          CSXT entered into operating lease agreements with CSXI in October 1991 and December 1992 under which it agreed to lease 3,400 rebuilt coal gondola cars through March 2006 and 65 locomotives through May 2008, respectively. Effective March 1, 1996, the operating leases were terminated and CSXT purchased the cars and locomotives from CSXI for $164 million, an amount approximating CSXI's net book value. In conjunction with this transaction, CSXT assumed $145 million in long-term debt secured by the equipment and $19 million of advances payable from CSXI to CSX. CSXT repaid the $19 million advances due to CSX in December 1996.

          In March 1996, CSXT entered into a loan agreement with CSX Insurance Company (CSX Insurance), a wholly-owned subsidiary of CSX, whereby CSXT may borrow up to $100 million from CSX Insurance. The loan is payable in full on demand. At December 27, 1996, $90 million was outstanding under the agreement. Interest on the loan is payable monthly at .25% over the LIBOR rate, and was 5.84% at December 27, 1996. Interest expense incurred for the fiscal year ended December 27, 1996 was $4 million relating to this loan agreement.

          During 1988, CSXT participated with Sea-Land Service, Inc. (Sea-Land), a wholly-owned subsidiary of CSX, in four sale-leaseback arrangements. Under these arrangements, Sea-Land sold equipment to a third party and CSXT leased the equipment and assigned the lease to Sea-Land. Sea-Land is obligated for all lease payments and other associated equipment expenses. If Sea-Land defaults on its obligations, under the arrangements CSXT would assume the asset lease rights and obligations of $131 million at December 27, 1996.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 7.  PROPERTIES.
                                          December 27, 1996
                             -------------------------------------------
                                              Accumulated
                               Cost          Depreciation          Net
                             -------------------------------------------
Transportation
  Road                       $ 9,308            $2,619            $6,689
  Equipment                    4,220             1,427             2,793
                             -------            ------            ------
                              13,528             4,046             9,482
Non Transportation               275                 7               268
                             -------            ------            ------
Total                        $13,803            $4,053            $9,750
                             =======            ======            ======

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
                             =======            ======            ======

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 8.  CASUALTY, ENVIRONMENTAL AND OTHER RESERVES.

          Activity relating to casualty, environmental and other reserves is as follows:
                       Casualty(a) Environmental Separation (a)
                       Reserves(b) Reserves(a)   Liabilities(c)    Total
                       ----------- ------------- --------------   ------
Balance Dec. 31, 1993    $ 379        $ 131         $ 622         $1,132
 Charged to Expense
   and Other Additions     164           32           ---            196
 Payments and Other
   Reductions             (184)         (23)         (228)(d)       (435)
                         -----        -----         -----         ------
Balance Dec. 30, 1994      359          140           394            893
 Charged to Expense
   and Other Additions     179           22            33            234
 Payments and Other
   Reductions             (174)         (25)          (51)          (250)
                         -----        -----         -----         ------
Balance Dec. 29, 1995      364          137           376            877
 Charged to Expense
  and Other Additions      116           16           ---            132
 Payments and Other
  Reductions              (151)         (36)          (26)          (213)
                         -----        -----         -----         ------
Balance Dec. 27, 1996    $ 329        $ 117         $ 350         $  796
                         =====        =====         =====         ======
(a) Balances include current portion of casualty and environmental reserves and separation liabilities, respectively, of $135 million, $20 million, and $45 million at December 27, 1996, $147 million, $20 million and $27 million at December 29, 1995 and $133 million, $20 million and $14 million at December 30, 1994.

(b) Casualty reserves are estimated based upon the first reporting of an accident or personal injury to an employee. Liabilities for accidents are based upon field reports and liabilities for personal injuries are based upon the type and severity of the injury and the use of current trends and historical data.

(c) Separation liabilities include $318 million at December 27, 1996, $344 million at December 29, 1995 and $376 million at December 30, 1994 related to productivity charges recorded in 1991 and 1992 to provide for the estimated costs of implementing workforce reductions, improvements in productivity and other cost reductions. The remaining liabilities are expected to be paid out over the next 20 to 25 years.

(d) Includes the transfer of $156 million in 1994 to a separation-related pension obligation, representing the future cost of pensions for certain train crew employees impacted by the buyout of trip-based compensation provided for in the 1992 productivity charge.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 9.  LONG-TERM DEBT.
                              Average
     Type and              Interest Rates    Dec. 27,        Dec. 29,
  Maturity Dates          at Dec. 27, 1996     1996            1995
-----------------         ----------------   --------        --------
Equipment Obligations
 (1997-2011)                     8%           $  711          $  427
Mortgage Bonds
 (1998-2003)                     4%               76              76
Other Obligations
 (1997-2021)                     6%              176             184
                                              ------          ------
   Total                         7%              963             687
Less Debt Due Within One Year                     77              74
                                              ------          ------
   Total Long-Term Debt                       $  886          $  613
                                              ======          ======
          CSXT has long-term debt maturities for 1997 through 2001 aggregating $77 million, $80 million, $89 million, $69 million and $60 million, respectively.

          A portion of the properties and certain other assets of CSXT and its subsidiaries are pledged as security for various long-term debt issues.

NOTE 10.  FAIR VALUE OF FINANCIAL INSTRUMENTS.

          Fair values of the company's financial instruments are estimated by reference to quoted prices from market sources and financial institutions, as well as other valuation techniques. Long-term debt is the only financial instrument of the company with a fair value significantly different from its carrying amount. At December 27, 1996, the fair value of long-term debt, including current maturities, was $989 million, compared with a carrying amount of $963 million. At December 29, 1995, the fair value of long-term debt, including current maturities, was $720 million, compared with a carrying amount of $687 million. The fair value of long-term debt has been estimated using discounted cash flow analyses based upon the company's current incremental borrowing rates for similar types of financing arrangements.

NOTE 11.  EMPLOYEE BENEFIT PLANS.

Pension Plans

          CSX and its subsidiaries, including CSXT, sponsor defined benefit pension plans principally for salaried employees. The plans provide eligible employees with retirement benefits based principally on years of service and compensation rates near retirement. Annual contributions to the plans are sufficient to meet the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. See Note 6 for the allocated pension expense from the CSX Pension Plan.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 11.  EMPLOYEE BENEFIT PLANS, Continued.

Savings Plans

          CSXT maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements of CSXT and subsidiary companies. Eligible employees may contribute from 1% to 15% of their annual compensation in 1% multiples to these plans. CSXT matches eligible employees' contributions in an amount equal to the lesser of 50% of each participating employee's contribution or 3% of their annual compensation. In addition, CSXT contributes fixed amounts for participating employees covered by certain collective bargaining agreements. Expense for these plans was $15 million for 1996 and $22 million for each of the years 1995 and 1994.

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

          The company's current policy is to fund the cost of the post-retirement medical and life insurance benefits on a pay-as-you-go basis, as in prior years. The amounts recorded for the plans in CSXT's statement of financial position are as follows:
                                       Medical Plan     Life Insurance Plan
                                   (at Valuation Date)  (at Valuation Date)
                                   -------------------  -------------------
                                    Sept. 30, Dec. 29,  Sept. 30, Dec. 29,
                                       1996    1995        1996    1995
                                     -------  -------    -------  -------
Accumulated Post-Retirement
  Benefit Obligation:
   Retirees                            $168    $155        $55     $63
   Fully Eligible Active Participants    17      13          2       2
   Other Active Participants             20      20          1       1
                                       ----    ----        ---     ---
Accumulated Post-Retirement
  Benefit Obligation                    205     188         58      66
Unrecognized Prior Service Cost           6       9          3       3
Unrecognized Net(Loss) Gain             (41)    (32)         1      (8)
Claim Payments, Oct. 1 through Year-End  (5)     (a)        (1)     (a)
                                       ----    ----        ---     ---
Net Post-Retirement Benefit Obligation
  at Year-End                          $165    $165        $61     $61
                                       ====    ====        ===     ===
(a) In 1996, the company changed the measurement date for valuing its post-retirement benefit obligation to September 30. The change in measurement date had no effect on 1996 or prior years' net expense for post-retirement benefits.
                                     - 27 -


                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 11.  EMPLOYEE BENEFIT PLANS, Continued

Other Post-Retirement Benefit Plans, Continued

          Net expense for post-retirement benefits was $22 million, $22 million, and $21 million for 1996, 1995 and 1994, respectively. The net post-retirement benefit obligation was determined using the assumption that the health care cost trend rate for medical plans was 10% for 1996-1997, decreasing gradually to 5.5% by 2005 and remaining at that level thereafter. A 1% increase in the assumed health care cost trend rate would increase the accumulated post-retirement benefit obligation for medical plans as of December 27, 1996 by $14 million and net post-retirement benefit expense for 1996 by $2 million. The discount rate used in determining the accumulated post-retirement benefit obligation was 7.50% for 1996 and 1995, and 8.25% for 1994.

Other Plans

          Under collective bargaining agreements, the company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on number of employees covered, hours worked, tonnage moved or a combination thereof. The administrators of the multi-employer plans generally allocate funds received from participating companies to various health and welfare benefit plans and pension plans. Current information regarding such allocations has not been provided by the administrators. Total contributions of $142 million, $148 million and $125 million, respectively, were made to these plans in 1996, 1995 and 1994.

          Certain officers and key employees of CSXT participate in stock purchase, performance and award plans of CSX. CSXT is allocated its share of any cost to participate in these plans.

NOTE 12.  SUMMARY OF COMMITMENTS AND CONTINGENCIES.

Lease Commitments

          CSXT leases equipment under agreements with terms up to 21 years. Non-cancelable, long-term leases generally include provisions for maintenance, and options to purchase at fair value and to extend the terms. At December 27, 1996, minimum equipment rentals under non-cancelable operating leases totaled approximately $165 million for 1997, $164 million for 1998, $147 million for 1999, $129 million for 2000, $122 million for 2001 and $1 billion thereafter.

          Rent expense on equipment operating leases, including net daily rental charges on railroad operating equipment of $205 million, $218 million and $220 million in 1996, 1995 and 1994, respectively, amounted to $366 million in 1996, $390 million in 1995 and $392 million in 1994.

Purchase Commitment

          CSXT entered into agreements during 1993 and 1996 to purchase 380 locomotives. These large orders cover normal locomotive replacement needs

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 12.  SUMMARY OF COMMITMENTS AND CONTINGENCIES, Continued.

for 1994 through 1997 and introduced alternating current traction technology to the locomotive fleet. CSXT has taken delivery of 50 direct current and 255 alternating current locomotives through December 27, 1996. The remaining 75 alternating current units will be delivered in 1997.

Other Commitments

          During 1995, CSXT entered into an agreement with a major telecommunications vendor to supply and manage its telecommunications needs through May 2005. As discussed in Note 2 - Restructuring Charge, the agreement was amended in 1996 to significantly reduce the service period, increase contractual payment amounts over the revised service period, and relieve the vendor of obligations to replace certain telecommunications technology. The amended agreement provides for a revised termination date of June 30, 1998, and requires minimum payments totaling $56 million over the remaining service period.

Contingent Liabilities and Long-Term Operating Agreements

          CSXT and its subsidiaries are contingently liable individually and jointly with others as guarantors of long-term debt and obligations principally related to leased equipment, joint ventures and joint facilities. These contingent obligations were immaterial to the company's results of operations and financial position at December 27, 1996.

          CSXT has various long-term railroad operating agreements that allow for exclusive operating rights over various railroad lines. Under these agreements, CSXT is obligated to pay usage fees of approximately $9 million annually. The terms of these agreements range from 30 to 40 years.

          CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at approximately 105 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its predecessor railroads, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

          CSXT is involved in a number of administrative and judicial proceedings and other cleanup efforts at approximately 270 sites, including sites addressed under the Federal Superfund statute or similar state statutes, at which it is participating in the study and/or cleanup of alleged environmental contamination. The assessment of the required response and remedial costs associated with many sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 12.  SUMMARY OF COMMITMENTS AND CONTINGENCIES, Continued

PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

          At least once each quarter, CSXT reviews its role, if any, with respect to each such location, giving consideration to the nature of CSXT's alleged connection to the location (e.g., generator, owner or operator), the extent of CSXT's alleged connection (e.g., volume of waste sent to the location and other relevant factors), the accuracy and strength of evidence connecting CSXT to the location, and the number, connection and financial position of other named and unnamed PRPs at the location. The ultimate liability for remediation can be difficult to determine with certainty because of the number and creditworthiness of PRPs involved. Through the assessment process, CSXT monitors the creditworthiness of such PRPs in determining ultimate liability.

          Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at December 27, 1996 and December 29, 1995 were $117 million and $137 million, respectively. These recorded liabilities include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the December 27, 1996 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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


NOTE 13.  QUARTERLY DATA (Unaudited).

                                                  1996
                               -----------------------------------------
                                 1st       2nd(a)        3rd        4th
                               ------      ------      ------     ------
Operating Revenue              $1,195      $1,255      $1,211     $1,248
Operating Income                  182         269         224        251
Net Earnings                      107         164         133        173

                                                  1995
                               -----------------------------------------
                                 1st       2nd(b)        3rd        4th
                               ------      ------      ------     ------
Operating Revenue              $1,194      $1,211      $1,191     $1,223
Operating Income                  196          21         217        227
Net Earnings                      114           9         138        147

(a) In the second quarter of 1996, the company changed its earnings presentation to exclude real estate activities from operating revenue and expense. These activities are now included in other income in the consolidated statement of earnings. Amounts for prior quarters have been restated to conform to the new presentation.

(b) The company recorded a $196 million pretax restructuring charge in the second quarter of 1995 to recognize the costs associated with a contractual agreement with a major telecommunications vendor to replace, manage and technologically enhance its existing private telecommunications network. The charge included a $163 million write-down of technologically obsolete telecommunications assets and provisions for employee separations. The restructuring charge reduced net earnings by $121 million.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
            MANAGEMENT'S NARRATIVE ANALYSIS AND RESULTS OF OPERATIONS

          CSXT posted record operating income of $926 million in 1996, 8% above 1995's comparable $857 million. The results are primarily due to strong performances by the coal and auto business units, continued selective rate increases and ongoing cost control efforts.

          Improved pricing and volume strength combined to produce operating revenue of $4.9 billion, a 2% increase over 1995.

CSXT COMMODITIES BY CARLOADS AND REVENUE


                                    Carloads                Revenue
                                   (Thousands)        (Millions of Dollars)
                                  ------------        ---------------------
                                   1996   1995             1996   1995
                                  -----  -----            -----  ------
Automotive                          367    357           $  520  $  503
Chemicals                           408    406              719     700
Minerals                            428    414              379     375
Food and Consumer                   167    179              199     207
Agricultural Products               254    280              323     336
Metals                              277    301              290     291
Forest Products                     443    456              472     464
Phosphates and Fertilizer           511    512              279     282
Coal                              1,711  1,678            1,584   1,523
                                  -----  -----           ------  ------
   Total                          4,566  4,583            4,765   4,681
                                  =====  =====
Other Revenue                                               144     138
                                                         ------  ------
   Total Operating Revenue                               $4,909  $4,819
                                                         ======  ======


          Shipments of coal, CSXT's major commodity, remained strong in 1996, with total coal volume increasing to 163.6 million tons vs. 158.5 million tons in 1995. Total merchandise traffic of 2.9 million carloads remained level with 1995. Chemical traffic remained strong, comparable to the 1995 level, due to steady demand for plastic production. Driven by strong demand for trucks and sport utility vehicles, the automotive market experienced a 3% increase in carloads and a like increase in revenues in 1996.

          A late harvest caused grain shipments to be less robust than in the prior year. This resulted in a 9% decrease in carloads and a 4% decrease in revenues for agricultural products. Demand for phosphates and fertilizer remained solid. Carloads were level with 1995, while revenue decreased 1%.

          Throughout the year, CSXT continued its emphasis on cost control. Despite bad weather earlier in the first quarter and a 20% rise in the average price of diesel fuel, rail operating expense rose only 1% over 1995, excluding the 1995 second-quarter charge.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
      MANAGEMENT'S NARRATIVE ANALYSIS AND RESULTS OF OPERATIONS, CONTINUED

          The ongoing efforts of the company's Performance Improvement Teams
(PITs) resulted in cost savings of more than $106 million. PIT initiatives also resulted in more cost-effective procedures for locomotive and car repair, as well as maintenance of way.

          Labor and fringe benefits expense increased 2% to $1.89 billion, vs. $1.86 billion in 1995. Rail management successfully negotiated, without a strike, a union contract that provides for competitive increases in labor and fringe benefits over the next five years.

OTHER MATTERS

          CSX Corporation is negotiating the final details of a transaction to combine key components of the current Conrail, Inc. operations into the CSX rail system. Discussions with Norfolk Southern Corporation are expected to lead to a roughly equal division of the Conrail system between the two remaining major rail carriers in the East. The final terms of the acquisition will remain subject to a number of conditions, including the approval by the Surface Transportation Board, which has the authority to modify terms and impose additional conditions.