Form 10-Q
period 1997-03-28
CSX TRANSPORTATION INC
filed 1997-05-02
CIK 88128

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended March 28, 1997

         OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from __________ to __________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 28, 1997: 9,061,038 shares.

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                            CSX TRANSPORTATION, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1997
                                      INDEX




                                                                     Page Number

PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.       Consolidated Statement of Earnings-
           Quarters Ended March 28, 1997 and March 29, 1996       3

2.       Consolidated Statement of Cash Flows-
           Quarters Ended March 28, 1997 and March 29, 1996       4

3.       Consolidated Statement of Financial Position-
           At March 28, 1997 and December 27, 1996                5

Notes to Consolidated Financial Statements                        6


Item 2:

Management's Analysis and Results of Operations                   9


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        11

Signature                                                        11

                  CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                              (Millions of Dollars)



                                                     (Unaudited)
                                                    Quarters Ended
                                                -----------------------
                                                March 28,    March 29,
                                                   1997        1996
                                                -----------  ----------

OPERATING REVENUE
   Merchandise                                   $   826      $   789
   Coal                                              389          370
   Other                                              32           36
                                                 -------      -------

      Transportation                               1,247        1,195

OPERATING EXPENSE
   Labor and Fringe Benefits                         481          476
   Materials, Supplies and Other                     253          264
   Equipment Rent                                     86           98
   Depreciation                                      108          102
   Fuel                                               84           73
                                                 -------      -------

      Total                                        1,012        1,013

OPERATING INCOME                                     235          182

Other Income (Expense)                                (5)           3

Interest Expense                                      18           11
                                                 -------      -------

EARNINGS BEFORE INCOME TAXES                         212          174

Income Tax Expense                                    81           67
                                                 -------      -------

NET EARNINGS                                     $   131      $   107
                                                 =======      =======



See accompanying Notes to Consolidated Financial Statements.

                  CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                              (Millions of Dollars)



                                                        (Unaudited)
                                                       Quarters Ended
                                                     -------------------
                                                    March 28,  March 29,
                                                       1997      1996
                                                     --------  ---------
OPERATING ACTIVITIES
   Net Earnings                                       $ 131      $ 107
   Adjustments to Reconcile Net Earnings to Net
     Cash Provided
      Depreciation                                      108        102
      Deferred Income Taxes                              25         16
      Productivity/Restructuring  Charge Payments       (14)       (19)
      Other Operating Activities                         (3)       (41)
      Changes in Operating Assets and Liabilities
         Accounts Receivable                            (56)       (21)
         Materials and Supplies                         (14)       (16)
         Other Current Assets                             1        (10)
         Accounts Payable                                41         10
         Other Current Liabilities                       19        (26)
                                                      -----      -----

         Net Cash Provided by Operating Activities      238        102
                                                      -----      -----

INVESTING ACTIVITIES
   Property Additions                                   (72)      (141)
   Other Investing Activities                            11         63
                                                      -----      -----

         Net Cash Used by Investing Activities          (61)       (78)
                                                      -----      -----

FINANCING ACTIVITIES
   Long-Term Debt Issued                                  5         57
   Long-Term Debt Repaid                                (33)       (27)
   Dividends Paid                                       (35)      (402)
   Other Financing Activities                            (2)        (4)
                                                      -----      -----

         Net Cash Used by Financing Activities          (65)      (376)
                                                      -----      -----

   Net Increase (Decrease) in Cash and Cash
     Equivalents                                        112       (352)

CASH AND CASH EQUIVALENTS
   Cash and Cash Equivalents at Beginning of Period     207        633
                                                      -----      -----

   Cash and Cash Equivalents at End of Period         $ 319      $  28
                                                       =====     =====



See accompanying Notes to Consolidated Financial Statements.

                  CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                 Consolidated Statement of Financial Position
                              (Millions of Dollars)


                                                   (Unaudited)
                                                    March 28,   December 27,
                                                       1997        1996
                                                     ---------    --------
ASSETS
   Current Assets
      Cash and Cash Equivalents                      $   319       $   207
      Accounts Receivable                                118            62
      Materials and Supplies                             135           121
      Deferred Income Taxes                              139           183
      Other Current Assets                                39            41
                                                     -------       -------

         Total Current Assets                            750           614

      Properties-Net                                   9,705         9,750
      Affiliates and Other Companies                     149           148
      Other Long-Term Assets                             285           288
                                                     -------       -------

         Total Assets                                $10,889       $10,800
                                                     =======       =======

LIABILITIES
   Current Liabilities
      Accounts Payable                               $   574       $   547
      Labor and Fringe Benefits Payable                  337           353
      Casualty, Environmental and Other Reserves         195           199
      Current Maturities of Long-Term Debt                75            77
      Due to Parent Company                               37            25
      Due to Affiliate                                    90            90
      Other Current Liabilities                           68            37
                                                     -------       -------

         Total Current Liabilities                     1,376         1,328

      Casualty, Environmental and Other Reserves         593           597
      Long-Term Debt                                     860           886
      Deferred Income Taxes                            2,474         2,493
      Other Long-Term Liabilities                        677           684
                                                     -------       -------

         Total Liabilities                             5,980         5,988
                                                     -------       -------

SHAREHOLDER'S EQUITY
   Common Stock, $20 Par Value:
      Authorized 10,000,000 Shares;
      Issued and Outstanding 9,061,038 Shares            181           181
   Other Capital                                       1,263         1,263
   Retained Earnings                                   3,465         3,368
                                                     -------       -------

         Total Shareholders' Equity                    4,909         4,812
                                                     -------       -------

         Total Liabilities and Shareholders'
           Equity                                    $10,889       $10,800
                                                     =======       =======


See accompanying Notes to Consolidated Financial Statements.

                  CSX TRANSPORTATION, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Unaudited)
                       (All Tables in Millions of Dollars)

NOTE 1.  BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Transportation, Inc. (CSXT) and its majority-owned subsidiaries as of March 28, 1997 and December 27, 1996, the results of their operations and their cash flows for the quarters ended March 28, 1997 and March 29, 1996, such adjustments being of a normal recurring nature. CSXT is a wholly-owned subsidiary of CSX Corporation (CSX).

     While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in CSXT's latest Form 10-K.

     Beginning with the quarter ended June 28, 1996, the company changed its earnings presentation to exclude real estate activities from operating revenue and expense. These activities are now included in "Other Income (Expense)." Prior-year data have been reclassified to conform to the new presentation.

NOTE 2.  FISCAL REPORTING PERIODS

     The company's fiscal year is composed of 52 weeks ending on the last Friday in December. The financial statements presented are for the 13-week quarters ended March 28, 1997 and March 29, 1996, and the fiscal year ended December 27, 1996.

NOTE 3.  ACCOUNTS RECEIVABLE

     CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all its rail freight accounts receivable to CSX Trade Receivables Corporation, a wholly-owned subsidiary of CSX. Accounts receivable sold under this agreement totaled $639 million at March 28, 1997 and $644 million at December 27, 1996. In addition, CSXT has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in all miscellaneous accounts receivable. Accounts receivable sold under this agreement totaled $46 million at March 28, 1997 and December 27, 1996. The sales of receivables have been reflected as reductions of "Accounts and Notes Receivable" in the Consolidated Statement of Financial Position. The net costs associated with sales of receivables were $14 million and $13 million for the quarters ended March 28, 1997 and March 29, 1996, respectively.

     The company adopted FASB Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" during the first quarter of 1997. Adoption of the pronouncement, which established new guidelines for accounting and disclosure related to transfers of trade accounts receivable and other financial assets, did not have a material impact on the company's financial statements.

                  CSX TRANSPORTATION, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 4.  OTHER INCOME (EXPENSE)

                                              Quarters Ended
                                           ---------------------
                                           March 28,    March 29,
                                             1997        1996
                                           ---------    --------
Interest Income                                $ 6         $ 12
Income from Real Estate Operations(1)            2            2
Net Costs for Accounts Receivable Sold         (14)         (13)
Miscellaneous                                    1            2
                                              ----         ----

    Total                                      $(5)        $  3
                                               ====        ====

(1) Gross revenue from real estate operations was $9 million and $8 million for the quarters ended March 28, 1997 and March 29, 1996, respectively.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

     During 1995, CSXT entered into an agreement with a major telecommunications vendor to supply and manage its telecommunications needs through May 2005. The agreement was amended in 1996 to significantly reduce the service period, increase contractual payment amounts over the revised service period, and relieve the vendor of obligations to replace certain telecommunications technology. The amended agreement provides for a revised termination date of June 30, 1998, and requires minimum payments totaling $47 million over the remaining service period.

     CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at approximately 111 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its predecessor railroads, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

     CSXT is involved in a number of administrative and judicial proceedings and other cleanup efforts at approximately 271 sites, including sites addressed under the Federal Superfund statute or similar state statutes, at which it is participating in the study and/or cleanup of alleged environmental contamination. The assessment of the required response and remedial costs associated with many sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

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

NOTE 5.  COMMITMENTS AND CONTINGENCIES, Continued

     environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at March 28, 1997 and December 27, 1996, were $115 million and $117 million, respectively. These recorded liabilities include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated.The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the March 28, 1997 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

NOTE 6.  RELATED PARTIES.

     Cash and cash equivalents at March 28, 1997 and December 27, 1996, includes $335 million and $250 million, respectively, representing amounts due from CSX for CSXT's participation in the CSX cash management plan. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to repay all amounts due on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.

     Included in Materials, Supplies and Other expense are amounts related to a management service fee charged by CSX, data processing related charges from CSX Technology, Inc. (CSX Technology), and the reimbursement, under an operating agreement, from CSX Intermodal, Inc. (CSXI), for costs incurred by CSXT related to intermodal operations. The management service fee charged by CSX represents compensation for certain corporate services provided to CSXT. These services include, but are not limited to, development of corporate policy and long-range strategic plans, allocation of capital, placement of debt, maintenance of employee benefit plans, internal audit and tax administration. The data processing related charges are compensation to CSX Technology for the development, implementation and maintenance of computer systems, software and associated documentation for the day-to-day operations of CSXT. CSX Technology and CSXI are wholly-owned subsidiaries of CSX. Materials, Supplies and Other expense includes net expense of $73 million and $68 million in for the quarters ended March 28, 1997 and March 29, 1996, respectively, relating to the above arrangements.

     In March 1996, CSXT entered into a loan agreement with CSX Insurance Company (CSX Insurance), a wholly-owned subsidiary of CSX, whereby CSXT may borrow up to $100 million from CSX Insurance. The loan is payable in full on demand. At March 28, 1997, $90 million was outstanding under the agreement. Interest on the loan is payable monthly at .25% over the LIBOR rate, and was 5.94% at March 28, 1997. Interest expense incurred for the quarter ended March 28, 1997 was $1 million relating to this loan agreement.

 ITEM 2.    MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

     Net earnings for the first quarter of 1997 were $131 million versus $107 million in the prior year period. The company achieved operating income of $235 million, 29% above last year's first quarter. Total operating revenue of $1.25 billion exceeded 1996's weather-affected first-quarter results by $52 million.

     Operating expense for the quarter decreased slightly to $1,012 million.


                                            OPERATING INCOME
                                         (Millions of Dollars)
                                    ---------------------------------
                                        Quarters Ended
                                    -----------------------
                                    March 28,    March 29,  Percent
                                      1997         1996      Change
                                    ----------   ---------- ---------
Operating Revenue
  Merchandise                          $  826      $  789      5 %
  Coal                                    389         370      5 %
  Other                                    32          36    (11)%
                                       ------      ------

    Total                               1,247       1,195      4 %

Operating Expense                       1,012       1,013      - %
                                       ------      ------

Operating Income                       $  235      $  182     29 %
                                       ======      ======

     Shipments of coal, CSXT's largest commodity, rose 9% to 41.5 million tons, reflecting higher utility coal traffic. Coal revenue increased 5% over 1996.
Total merchandise traffic rose 4%, due to strong demand overall. Major contributors to the increase included: autos and parts (up 14%); minerals (up 11%); metals (up 9%) and chemicals (up 6%).

Outlook

     Following on its record first quarter results, CSXT expects to continue on that same positive trend into the second quarter. Revenue is expected to improve in 1997 propelled by strength in merchandise and coal traffic. The company, through the National Carriers Conference Committee, now has agreements with all labor organizations signed and in effect.

Other Matters

     On April 8, 1997, CSX and Norfolk Southern Corporation (Norfolk Southern) announced an agreement to form a jointly-owned acquisition entity to acquire all outstanding shares of Conrail, Inc. (Conrail). CSX and Norfolk Southern will each possess 50% of the voting and management rights of the acquisition entity, and non-voting equity will be apportioned between the parties to achieve overall economic allocations of 42% for CSX and 58% for Norfolk Southern. The acquisition entity is expected to complete its tender offer for the Conrail shares in May 1997 and to place all shares in a voting trust pending approval of the proposed transaction by the Surface Transportation Board (STB). A joint application to the STB for approval of the transaction and control over Conrail by the acquiring companies is expected to be filed shortly after completion of the tender offer. Subsequent to the STB decision, which the parties hope will be made in early 1998, the appropriate portions of the Conrail rail system are expected to be integrated with the CSXT system pursuant to operating agreements and similar contractual arrangements which are currently being negotiated.

                    -------------------------------------

     To the extent that these written statements include predictions concerning future operations and results of operations, such statements are forward-looking statements that involve risks and uncertainties, and actual results may differ materially. Factors that could cause actual results to differ

ITEM 2. MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS


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

PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            1. (27)  Financial Data Schedule

      (b)   Reports on Form 8-K

            1.   None.




                                    Signature


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CSX TRANSPORTATION, INC.
                                       (Registrant)


                                  By:  /s/JAMES L. ROSS
                                       James L. Ross
                                       (Principal Accounting Officer)
Dated:  May 2, 1997