Form 10-Q
period 1997-06-27
CSX TRANSPORTATION INC
filed 1997-07-25
CIK 88128

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended June 27, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 27, 1997: 9,061,038 shares.

REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                            CSX TRANSPORTATION, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1997
                                      INDEX




                                                             Page Number

PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.       Consolidated Statement of Earnings-
           Quarters Ended June 27, 1997 and June 28, 1996         3

2.       Consolidated Statement of Cash Flows-
           Six Months Ended June 27, 1997 and June 28, 1996       4

3.       Consolidated Statement of Financial Position-
           At June 27, 1997 and December 27, 1996                 5

Notes to Consolidated Financial Statements                        6


Item 2:

Management's Analysis and Results of Operations                  10


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        12

Signature                                                        12

                  CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                              (Millions of Dollars)



                                                  (Unaudited)
                                     Quarters Ended        Six Months Ended
                                   --------------------   --------------------
                                   June 27,   June 28,    June 27,   June 28,
                                     1997       1996        1997       1996
                                   ---------  ---------   ---------  ---------

OPERATING REVENUE
   Merchandise                     $   841    $    814    $ 1,667    $  1,602
   Coal                                382         403        771         774
   Other                                30          38         62          74
                                   --------   ---------   --------   ---------

      Transportation                 1,253       1,255      2,500       2,450

OPERATING EXPENSE
   Labor and Fringe Benefits           469         474        950         950
   Materials, Supplies and Other       223         244        476         508
   Equipment Rent                       86          91        172         189
   Depreciation                        109         102        217         204
   Fuel                                 73          75        157         148
                                   --------   ---------   --------   ---------

      Total                            960         986      1,972       1,999

OPERATING INCOME                       293         269        528         451

Other Income (Expense)                  (1)         21         (6)         24

Interest Expense                        17          28         35          39
                                   --------   ---------   --------   ---------

EARNINGS BEFORE INCOME TAXES           275         262        487         436

Income Tax Expense                     104          98        185         165
                                   --------   ---------   --------   ---------

NET EARNINGS                       $   171    $    164    $   302    $    271
                                   ========   =========   ========   =========





See accompanying Notes to Consolidated Financial Statements.

                  CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                              (Millions of Dollars)



                                                        (Unaudited)
                                                      Six Months Ended
                                                     -------------------
                                                     June 27,  June 28,
                                                      1997        1996
                                                     --------  ---------
OPERATING ACTIVITIES
   Net Earnings                                       $  302     $  271
   Adjustments to Reconcile Net Earnings to Net
     Cash Provided
      Depreciation                                       217        204
      Deferred Income Taxes                               60         71
      Productivity/Restructuring Charge Payments         (22)       (42)
      Other Operating Activities                          (8)       (11)
      Changes in Operating Assets and Liabilities
         Accounts Receivable                             (26)        10
         Materials and Supplies                           (7)        (7)
         Other Current Assets                            (30)       (11)
         Accounts Payable                                 18         32
         Other Current Liabilities                        62        (16)
                                                      ------     ------

         Net Cash Provided by Operating Activities       566        501
                                                      ------     ------

INVESTING ACTIVITIES
   Property Additions                                   (219)      (380)
   Other Investing Activities                             15         77
                                                      ------     ------

         Net Cash Used by Investing Activities          (204)      (303)
                                                      ------     ------

FINANCING ACTIVITIES
   Long-Term Debt Issued                                   5        117
   Long-Term Debt Repaid                                 (50)       (57)
   Dividends Paid                                        (69)      (437)
   Other Financing Activities                             (2)        62
                                                      ------     ------

         Net Cash Used by Financing Activities          (116)     ( 315)
                                                      ------     ------

   Net Increase (Decrease) in Cash and Cash
     Equivalents                                         246      ( 117)

CASH AND CASH EQUIVALENTS
   Cash and Cash Equivalents at Beginning of Period      207        633
                                                      ------     ------

   Cash and Cash Equivalents at End of Period         $  453     $  516
                                                      ======     ======



See accompanying Notes to Consolidated Financial Statements.

                  CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                 Consolidated Statement of Financial Position
                              (Millions of Dollars)


                                                (Unaudited)
                                                  June 27,   December 27,
                                                   1997         1996
                                                 ---------    --------
ASSETS
   Current Assets
      Cash and Cash Equivalents                  $   453      $   207
      Accounts Receivable                             88           62
      Materials and Supplies                         128          121
      Deferred Income Taxes                          134          183
      Other Current Assets                            71           41
                                                 -------      -------

         Total Current Assets                        874          614

      Properties-Net                               9,750        9,750
      Affiliates and Other Companies                 166          148
      Other Long-Term Assets                         295          288
                                                 -------      -------

         Total Assets                            $11,085      $10,800
                                                 =======      =======

LIABILITIES
   Current Liabilities
      Accounts Payable                           $   569      $   547
      Labor and Fringe Benefits Payable              345          353
      Casualty, Environmental and Other Reserves     191          199
      Current Maturities of Long-Term Debt            75           77
      Due to Parent Company                           21           25
      Due to Affiliate                                90           90
      Other Current Liabilities                      106           37
                                                 -------      -------

         Total Current Liabilities                 1,397        1,328

      Casualty, Environmental and Other Reserves     589          597
      Long-Term Debt                                 875          886
      Deferred Income Taxes                        2,505        2,493
      Other Long-Term Liabilities                    674          684
                                                 -------      -------

         Total Liabilities                         6,040        5,988
                                                 -------      -------

SHAREHOLDER'S EQUITY
   Common Stock, $20 Par Value:
      Authorized 10,000,000 Shares;
      Issued and Outstanding 9,061,038 Shares        181          181
   Other Capital                                   1,263        1,263
   Retained Earnings                               3,601        3,368
                                                 -------      -------

         Total Shareholder's Equity                5,045        4,812
                                                 -------      -------

         Total Liabilities and Shareholder's
           Equity                                $11,085       10,800
                                                 =======      =======


See accompanying Notes to Consolidated Financial Statements.

                  CSX TRANSPORTATION, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Unaudited)
                       (All Tables in Millions of Dollars)

NOTE 1.  BASIS OF PRESENTATION

      In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Transportation, Inc. (CSXT) and its majority-owned subsidiaries at June 27, 1997 and December 27, 1996, the results of their operations for the quarters and six months ended June 27, 1997 and June 28, 1996, and their cash flows for the six months ended June 27, 1997 and June 28, 1996, such adjustments being of a normal recurring nature. CSXT is a wholly-owned subsidiary of CSX Corporation (CSX).

      While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in CSXT's latest Form 10-K.

NOTE 2.  FISCAL REPORTING PERIODS

      The  company's  fiscal  year is  composed  of 52 weeks  ending on the last
Friday in December. The financial statements presented are for the 13-week quarters and 26-week periods ended June 27, 1997 and June 28, 1996, and the fiscal year ended December 27, 1996.

NOTE 3.  ACCOUNTING PRONOUNCEMENT

      The Financial Accounting Standards Board has issued Statement No. 130 "Reporting Comprehensive Income," which the company will adopt during the first quarter of 1998. The Statement establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholder's equity except those resulting from investments by or distributions to shareholders. With the exception of net earnings, such changes are generally not significant to the company; and the adoption of Statement No. 130, including the required comparative presentation for prior periods, is not expected to have a material impact on its financial statements.


NOTE 4.  ACCOUNTS RECEIVABLE

         CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all its rail freight accounts receivable to CSX Trade Receivables Corporation, a wholly-owned subsidiary of CSX. Accounts receivable sold under this agreement totaled $644 million at June 27, 1997 and December 27, 1996. In addition, CSXT has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in all miscellaneous accounts receivable. Accounts receivable sold under this agreement totaled $46 million at June 27, 1997 and December 27, 1996. The sales of receivables have been reflected as reductions of "Accounts and Notes Receivable" in the Consolidated Statement of Financial Position. The net losses associated with sales of receivables were $15 million and $29 million for the quarter and six months ended June 27, 1997, respectively, and $14 million and $27 million for the quarter and six months ended June 28, 1996, respectively.

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

                  CSX TRANSPORTATION, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 5.  OTHER INCOME (EXPENSE)

                                       Quarters Ended     Six Months Ended
                                      -----------------   -----------------
                                     June 27,  June 28,  June 27,  June 28,
                                       1997      1996      1997      1996
                                      -------   -------   -------   -------

Interest Income                       $    7    $   11    $   13    $   23
Income from Real Estate Operations(1)      4        23         6        25
Net Losses from Accounts Receivable      (15)      (14)      (29)      (27)
  Sold
Miscellaneous                              3         1         4         3
                                      ------    ------    ------    ------

    Total                             $   (1)   $   21    $   (6)   $   24
                                      ======    ======    ======    ======


(1)Gross revenue from real estate operations was $11 million and $20 million for the quarter and six months ended June 27, 1997, respectively, and $31 million and $39 million for the quarter and six months ended June 28, 1996, respectively.

NOTE 6.  CONRAIL TRANSACTION

      During the quarter ended June 27, 1997, CSX and Norfolk Southern Corporation (Norfolk Southern) completed the joint acquisition of Conrail Inc. (Conrail) pursuant to an agreement between the companies dated April 8, 1997. Under the agreement, CSX and Norfolk Southern hold investments in Conrail of 42% and 58%, respectively, through a jointly-owned acquisition entity. The Conrail shares held by the joint acquisition entity have been placed in a voting trust pending approval of the transaction by the Surface Transportation Board (STB). In June 1997, supplemental agreements governing the legal structure of the transaction and operations of the Conrail rail system subsequent to STB approval were completed. CSXT is a party to certain of those agreements which will generally become operative at the time CSX and Norfolk Southern are permitted by the STB to exercise control over Conrail. The terms of these agreements, the operating plans of the respective companies, and the benefits expected to result from combining the respective rail systems are incorporated in a joint railroad control application which was filed with the STB on June 23, 1997. The STB has announced a 350-day review period for the application. A favorable decision by the STB would permit CSX and Norfolk Southern to exercise control over Conrail by mid-1998.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

      CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at approximately 114 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its predecessor railroads, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

      CSXT is involved in a number of administrative and judicial proceedings and other cleanup efforts at approximately 276 sites, including sites addressed under the Federal Superfund statute or similar state statutes, where it is participating in the study and/or cleanup of alleged environmental contamination. The assessment of the required response and remedial costs associated with many sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.
                                    - 7 -

                  CSX TRANSPORTATION, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 7.  COMMITMENTS AND CONTINGENCIES, Continued

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

      Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at June 27, 1997 and December 27, 1996, were $112 million and $117 million, respectively. These recorded liabilities include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the June 27, 1997 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

NOTE 8.  RELATED PARTIES.

      Cash and cash equivalents at June 27, 1997 and December 27, 1996, includes $490 million and $250 million, respectively, representing amounts due from CSX for CSXT's participation in the CSX cash management plan. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to repay all amounts due on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.

      Included in Materials, Supplies and Other expense are amounts related to a management service fee charged by CSX, data processing related charges from CSX Technology, Inc. (CSX Technology); the reimbursement, under an operating agreement, from CSX Intermodal, Inc. (CSXI), for costs incurred by CSXT related to intermodal operations; charges from Total Distribution Services, Inc. (TDSI), for services provided at automobile ramps; and charges from Bulk Intermodal Distribution Services, Inc. (BIDS) for services provided at bulk commodity facilities. The management service fee charges by CSX represents compensation for certain corporate services provided to CSXT. These services include, but are not limited to, development of corporate policy and long-range strategic plans, allocation of capital, placement of debt, maintenance of employee benefit plans, internal audit

                  CSX TRANSPORTATION, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 8.  RELATED PARTIES, Continued

and tax administration. The data processing related charges are compensation to CSX Technology for the development, implementation and maintenance of computer systems, software and associated documentation for the day-to-day operations of CSXT. CSX Technology, CSXI, TDSI, and BIDS are wholly-owned subsidiaries of CSX. Materials, Supplies and Other expense includes net expense of $62 million and $135 million for the quarter and six months ended June 27, 1997 and $70 million and $138 million for the quarter and six months ended June 28, 1996, respectively, relating to the above arrangements.

        In March 1996, CSXT entered into a loan agreement with CSX Insurance Company (CSX Insurance), a wholly-owned subsidiary of CSX, whereby CSXT may borrow up to $100 million from CSX Insurance. The loan is payable in full on demand. At June 27, 1997, $90 million was outstanding under the agreement. Interest on the loan is payable monthly at .25% over the LIBOR rate, and was 5.94% at June 27, 1997. Interest expense incurred for the quarter and six months ended June 27, 1997 was $2 million and $3 million, respectively, and $1 million for the quarter and six months ended June 28, 1996, relating to this loan agreement.

ITEM 2. MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

      Net earnings for the second quarter of 1997 were $171 million versus $164 million in the prior year period. The company achieved operating income of $293 million, 9% above last year's second quarter. Total operating revenue of $1.25 billion was level with 1996's second quarter.

      Operating expense for the quarter decreased 3% to $960 million.

                                       OPERATING INCOME
                                    (Millions of Dollars)
                  -----------------------------------------------------------
                    Quarters Ended               Six Months Ended
                  --------------------          --------------------
                  June 27,    June 28,  Percent June 27,    June 28,  Percent
                    1997       1996     Change    1997       1996     Change
                  ---------   --------  ------- ---------   --------  -------
Operating Revenue
  Merchandise     $    841    $   814      3 %  $  1,667    $ 1,602      4 %
  Coal                 382        403     (5)%       771        774     -- %
  Other                 30         38    (21)%        62         74    (16)%
                  --------    -------           --------    -------

    Total            1,253      1,255     -- %     2,500      2,450      2 %

Operating Expense      960        986     (3)%     1,972      1,999     (1)%
                  --------    -------           --------    -------

Operating Income  $    293    $   269      9 %  $    528    $   451     17 %
                  ========    =======           ========    =======


      Shipments of coal, CSXT's largest commodity decreased slightly to 40.6 million tons. Total merchandise traffic rose 3%, due to strong demand overall. Major contributors to the increase included: food and consumer (up 11%), metals (up 15%), and chemicals (up 8%).

Outlook

      Following on its strong first half results, CSXT expects to continue on that same positive trend throughout the rest of the year. Revenue is expected to improve in 1997 propelled by strength in merchandise traffic.

Other Matters

      During the quarter ended June 27, 1997, CSXT entered into certain agreements pertaining to the joint acquisition of Conrail by CSX and Norfolk Southern. Under these agreements and other agreements to be completed or executed prior to the date that CSX and Norfolk Southern are permitted by the STB to exercise control over Conrail, appropriate portions of the Conrail rail system are expected to be integrated with the CSXT system. The terms of these agreements, the operating plans of the respective companies, and the benefits expected to result from combining the respective rail systems are incorporated in a joint railroad control application which was filed with the STB on June 23, 1997. A decision on the application is expected from the STB on or before June 8, 1998 and, if favorable, would permit CSX and Norfolk Southern to exercise control over Conrail by mid-1998. CSXT has undertaken significant planning activities to prepare for the integration of the Conrail and CSXT systems, including initiating related capital improvements to certain routes and facilities on its system. Additional information with respect to such integration plans is contained in the joint STB application. The application is a public document, available for review in its entirety at the office of the STB, located at 1925 K Street, NW, Washington, D.C.
20423-0001.

                    -------------------------------------

      To the extent that these written statements include predictions concerning future operations and results of operations, such statements are forward-looking statements that involve risks and uncertainties, and actual results may differ materially. Factors that could cause actual results to differ materially are described in the company's Form 10-K for its most recent fiscal year and include general

ITEM 2. MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS


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

                                       CSX TRANSPORTATION, INC.
                                       (Registrant)


                                    By:  /s/JAMES L. ROSS
                                         ----------------
                                        James L. Ross
                                        (Principal Accounting Officer)
Dated:  July 25, 1997