Form 10-Q
period 1997-09-26
CSX TRANSPORTATION INC
filed 1997-10-29
CIK 88128

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended September 26, 1997

         OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from __________ to __________


                          Commission File Number 1-3359

                            CSX TRANSPORTATION, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Virginia                                 54-6000720
  -------------------------------                  ------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)


500 Water Street, Jacksonville, Florida                   32202
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

                                (904) 359-3100
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                    No Change
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 26, 1997: 9,061,038 shares.

REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                            CSX TRANSPORTATION, INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1997
                                      INDEX




                                                                     Page Number
                                                                     -----------
PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.       Consolidated Statement of Earnings-
           Quarters Ended September 26, 1997 and September 27, 1996       3

2.       Consolidated Statement of Cash Flows-
           Nine Months Ended September 26, 1997 and September 27, 1996    4

3.       Consolidated Statement of Financial Position-
           At September 26, 1997 and December 27, 1996                    5

Notes to Consolidated Financial Statements                                6


Item 2:

Management's Analysis and Results of Operations                          10


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                13

Signature                                                                13

                  CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                              (Millions of Dollars)



                                                     (Unaudited)
                                       Quarters Ended         Nine Months Ended
                                   ----------------------- ---------------------
                                   Sept. 26,   Sept. 27    Sept. 26,   Sept. 27,
                                      1997        1996        1997        1996
                                   ----------- ----------- ---------------------

OPERATING REVENUE
   Merchandise                     $   794     $   772      $ 2,461     $ 2,374
   Coal                                390         404        1,161       1,178
   Other                                31          35           93         109
                                   --------    --------     --------    --------

      Total                          1,215       1,211        3,715       3,661
                                   --------    --------     --------    --------

OPERATING EXPENSE
   Labor and Fringe Benefits           480         474        1,430       1,424
   Materials, Supplies and Other       239         251          715         759
   Equipment Rent                       87          89          259         278
   Depreciation                        108         104          325         308
   Fuel                                 66          69          223         217
                                   --------    --------     --------    --------

      Total                            980         987        2,952       2,986
                                   --------    --------     --------    --------

OPERATING INCOME                       235         224          763         675

Other Income (Expense)                  14           5            8          29

Interest Expense                        18          16           53          55
                                   --------    --------     --------    --------

EARNINGS BEFORE INCOME TAXES           231         213          718         649

Income Tax Expense                      95          80          280         245
                                   --------    --------     --------    --------

NET EARNINGS                       $   136     $   133      $   438     $   404
                                   ========    ========     ========    ========





See accompanying Notes to Consolidated Financial Statements.

                  CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                              (Millions of Dollars)



                                                            (Unaudited)
                                                         Nine Months Ended
                                                     ------------------------
                                                       Sept. 26    Sept. 27,
                                                          1997        1996
                                                       ------------------------
OPERATING ACTIVITIES
   Net Earnings                                        $  438     $  404
   Adjustments to Reconcile Net Earnings
     to Net Cash Provided
      Depreciation                                        325        309
      Deferred Income Taxes                               132        151
      Productivity/Restructuring Charge Payments          (35)       (58)
      Other Operating Activities                          (23)       (19)
      Changes in Operating Assets and Liabilities
         Accounts Receivable                              (70)       (31)
         Materials and Supplies                           (13)         3
         Other Current Assets                             (35)       (11)
         Accounts Payable                                  21        (15)
         Other Current Liabilities                         14        (65)
                                                       -------    -------

         Net Cash Provided by Operating Activities        754        668
                                                       -------    -------

INVESTING ACTIVITIES
   Property Additions                                    (398)      (571)
   Other Investing Activities                               9         97
                                                       -------    -------

         Net Cash Used by Investing Activities           (389)      (474)
                                                       -------    -------

FINANCING ACTIVITIES
   Long-Term Debt Issued                                    5        117
   Long-Term Debt Repaid                                  (60)       (67)
   Dividends Paid                                        (104)      (471)
   Other Financing Activities                              (3)        61
                                                       -------    -------

         Net Cash Used by Financing Activities           (162)     ( 360)
                                                       -------    -------

   Net Increase (Decrease) in Cash and
    Cash Equivalents                                      203      ( 166)

CASH AND CASH EQUIVALENTS
   Cash and Cash Equivalents at Beginning of Period       207        633
                                                       -------    -------

   Cash and Cash Equivalents at End of Period          $  410     $  467
                                                       =======    =======



See accompanying Notes to Consolidated Financial Statements.

                  CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                 Consolidated Statement of Financial Position
                              (Millions of Dollars)


                                                (Unaudited)
                                                 Sept. 26,     Dec. 27,
                                                   1997         1996
                                                 --------     --------
ASSETS
   Current Assets
      Cash and Cash Equivalents                  $   410      $   207
      Accounts Receivable                            151           62
      Materials and Supplies                         134          121
      Deferred Income Taxes                          124          183
      Other Current Assets                            76           41
                                                 --------     --------

         Total Current Assets                        895          614

      Properties-Net                               9,810        9,750
      Affiliates and Other Companies                 180          148
      Other Long-Term Assets                         300          288
                                                 --------     --------

         Total Assets                            $11,185      $10,800
                                                 ========     ========

LIABILITIES
   Current Liabilities
      Accounts Payable                           $   569      $   547
      Labor and Fringe Benefits Payable              330          353
      Casualty, Environmental and Other Reserves     187          199
      Current Maturities of Long-Term Debt            72           77
      Due to Parent Company                           24           25
      Due to Affiliate                                90           90
      Other Current Liabilities                       72           37
                                                 --------     --------

         Total Current Liabilities                 1,344        1,328

      Casualty, Environmental and Other Reserves     596          597
      Long-Term Debt                                 867          886
      Deferred Income Taxes                        2,567        2,493
      Other Long-Term Liabilities                    664          684
                                                 --------     --------

         Total Liabilities                         6,038        5,988
                                                 --------     --------

SHAREHOLDER'S EQUITY
   Common Stock, $20 Par Value:
      Authorized 10,000,000 Shares;
      Issued and Outstanding 9,061,038 Shares        181          181
   Other Capital                                   1,263        1,263
   Retained Earnings                               3,703        3,368
                                                 --------     --------

         Total Shareholder's Equity                5,147        4,812
                                                 --------     --------

         Total Liabilities and
          Shareholder's Equity                   $11,185      $10,800
                                                 ========     ========


See accompanying Notes to Consolidated Financial Statements.

                  CSX TRANSPORTATION, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Unaudited)
                       (All Tables in Millions of Dollars)

NOTE 1.  BASIS OF PRESENTATION

      In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Transportation, Inc. (CSXT) and its majority-owned subsidiaries at September 26, 1997 and December 27, 1996, the results of their operations for the quarters and nine months ended September 26, 1997 and September 27, 1996, and their cash flows for the nine months ended September 26, 1997 and September 27, 1996, such adjustments being of a normal recurring nature. CSXT is a wholly-owned subsidiary of CSX Corporation (CSX).

      While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in CSXT's latest Form 10-K.

NOTE 2.  FISCAL REPORTING PERIODS

      The  company's  fiscal  year is  composed  of 52 weeks  ending on the last
Friday in December. The financial statements presented are for the 13-week quarters and 39-week periods ended September 26, 1997 and September 27, 1996, and the fiscal year ended December 27, 1996.

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


NOTE 4.  ACCOUNTS RECEIVABLE

         CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all its rail freight accounts receivable to CSX Trade Receivables Corporation, a wholly-owned subsidiary of CSX. Accounts receivable sold under this agreement totaled $608 million at September 26, 1997 and $644 million at December 27, 1996. In addition, CSXT has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in all miscellaneous accounts receivable. Accounts receivable sold under this agreement totaled $46 million at September 26, 1997 and December 27, 1996. The sales of receivables have been reflected as reductions of "Accounts and Notes Receivable" in the Consolidated Statement of Financial Position. The net losses associated with sales of receivables were $13 million and $42 million for the quarter and nine months ended September 26, 1997, respectively, and $14 million and $41 million for the quarter and nine months ended September 27, 1996, respectively.

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

                  CSX TRANSPORTATION, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 5.  OTHER INCOME (EXPENSE)

                                         Quarters Ended     Nine Months Ended
                                        -----------------   -----------------
                                        Sept.26,  Sept.27,  Sept. 26,  Sept. 27,
                                         1997      1996        1997      1996
                                        -------   -------    -------    -------

Interest Income                          $   8     $   8      $  21     $  31
Income from Real Estate Operations(1)       23         8         29        33
Net Losses from Accounts Receivable        (13)      (14)       (42)      (41)
  Sold
Miscellaneous                               (4)        3         --         6
                                         ------    ------     ------    ------

    Total                                $  14     $   5      $   8     $  29
                                         ======    ======     ======    ======


(1)Gross revenue from real estate operations was $30 million and $50 million for the quarter and nine months ended September 26, 1997, respectively, and $13 million and $52 million for the quarter and nine months ended September 27, 1996, respectively.

NOTE 6.  CONRAIL TRANSACTION

      During the second quarter of 1997, CSX and Norfolk Southern Corporation (Norfolk Southern) completed the joint acquisition of Conrail Inc. (Conrail) pursuant to an agreement between the companies dated April 8, 1997. Under the agreement, CSX and Norfolk Southern hold investments in Conrail of 42% and 58%, respectively, through a jointly-owned acquisition entity. The Conrail shares held by the joint acquisition entity have been placed in a voting trust pending approval of the transaction by the Surface Transportation Board (STB). In June 1997, supplemental agreements governing the legal structure of the transaction and operations of the Conrail rail system subsequent to STB approval were completed. CSXT is a party to certain of those agreements which will generally become operative at the time CSX and Norfolk Southern are permitted by the STB to exercise control over Conrail. The terms of these agreements, the operating plans of the respective companies, and the benefits expected to result from combining the respective rail systems are incorporated in a joint railroad control application which was filed with the STB on June 23, 1997. The STB has announced a 350-day review period for the application. A favorable decision by the STB would permit CSX and Norfolk Southern to exercise control over Conrail by mid-1998.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

      In September 1997, a state court jury in New Orleans, Louisiana returned a $2.5 billion punitive damages award against CSXT. The award was made in a class action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 fire. The fire was caused by a leaking chemical tank car parked on CSXT tracks and resulted in the evacuation of a New Orleans neighborhood. The facts of the case indicate that the damages awarded are extremely high, and CSXT has excellent grounds for appeal. CSXT is pursuing an aggressive strategy on all legal fronts and believes that the punitive damages award will be set aside or reduced so substantially that it will not have any material long-term financial impact on CSXT. At this time, it is not possible to estimate the ultimate impact, if any, from the punitive damages award, and no charge to earnings has been recorded. In the same case, the court awarded a group of 20 plaintiffs compensatory damages of approximately $2 million against the defendants, including CSXT, to which the jury assigned 15% of the responsibility for the incident. CSXT's liability under that compensatory damages award is not material, and adequate provision was made for the award in a prior year.

      CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at approximately 119 environmentally impaired sites that are or may be subject to remedial action under

                  CSX TRANSPORTATION, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 7.  COMMITMENTS AND CONTINGENCIES, Continued

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

      CSXT is involved in a number of administrative and judicial proceedings and other cleanup efforts at approximately 262 sites, including sites addressed under the Federal Superfund statute or similar state statutes, where it is participating in the study and/or cleanup of alleged environmental contamination. The assessment of the required response and remedial costs associated with many sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

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

      Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at September 26, 1997 and December 27, 1996, were $108 million and $117 million, respectively. These recorded liabilities include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the September 26, 1997 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

                  CSX TRANSPORTATION, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 8.  RELATED PARTIES.

      Cash and cash equivalents at September 26, 1997 and December 27, 1996, includes $428 million and $250 million, respectively, representing amounts due from CSX for CSXT's participation in the CSX cash management plan. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to repay all amounts due on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.

      Included in Materials, Supplies and Other expense are amounts related to a management service fee charged by CSX, data processing related charges from CSX Technology, Inc. (CSX Technology); the reimbursement, under an operating agreement, from CSX Intermodal, Inc. (CSXI), for costs incurred by CSXT related to intermodal operations; charges from Total Distribution Services, Inc. (TDSI), for services provided at automobile ramps; and charges from Bulk Intermodal Distribution Services, Inc. (BIDS) for services provided at bulk commodity facilities. The management service fee charges by CSX represents compensation for certain corporate services provided to CSXT. These services include, but are not limited to, development of corporate policy and long-range strategic plans, allocation of capital, placement of debt, maintenance of employee benefit plans, internal audit and tax administration. The data processing related charges are compensation to CSX Technology for the development, implementation and maintenance of computer systems, software and associated documentation for the day-to-day operations of CSXT. CSX Technology, CSXI, TDSI, and BIDS are wholly-owned subsidiaries of CSX. Materials, Supplies and Other expense includes net expense of $74 million and $209 million for the quarter and nine months ended September 26, 1997 and $74 million and $212 million for the quarter and nine months ended September 27, 1996, respectively, relating to the above arrangements.

        In March 1996, CSXT entered into a loan agreement with CSX Insurance Company (CSX Insurance), a wholly-owned subsidiary of CSX, whereby CSXT may borrow up to $100 million from CSX Insurance. The loan is payable in full on demand. At September 26, 1997, $90 million was outstanding under the agreement. Interest on the loan is payable monthly at .25% over the LIBOR rate, and was 5.91% at September 26, 1997. Interest expense incurred for the quarter and nine months ended September 26, 1997 was $1 million and $4 million, respectively, and $1 million and $3 million for the quarter and nine months ended September 27, 1996 respectively, relating to this loan agreement.

ITEM 2. MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net earnings for the third quarter of 1997 were $136 million versus $133 million in the prior year period. The company achieved operating income of $235 million, 5 percent above last year's third quarter. Total operating revenue of $1.2 billion was level with 1996's third quarter. Operating expense for the quarter decreased 1% to $980 million.

      For the first nine months of 1997, net earnings totaled $438 million, up 8 percent from the prior year period. Operating revenue rose 1 percent, while operating expenses were reduced by 1 percent, resulting in a 13 percent increase in operating income compared to the 1996 period.


                                       OPERATING INCOME
                                    (Millions of Dollars)
                  -----------------------------------------------------------
                    Quarters Ended               Nine Months Ended
                  --------------------          --------------------
                  Sept. 26,   Sept.27,  Percent Sept. 26,   Sept. 27, Percent
                    1997       1996     Change    1997       1996     Change
                  ---------   --------  ------- ---------   --------  -------
Operating Revenue
  Merchandise     $    794    $   772      3 %  $  2,461    $ 2,374      4%
  Coal                 390        404     (3)%     1,161      1,178     (1)%
  Other                 31         35    (11)%        93        109    (15)%
                  ---------   --------          ---------   --------

    Total            1,215      1,211     -- %     3,715      3,661      1 %

Operating Expense      980        987     (1)%     2,952      2,986     (1)%
                  ---------   --------          ---------   --------

Operating Income  $    235    $   224      5 %  $    763    $   675     13 %
                  =========   ========          =========   ========


      In the third quarter of 1997, total coal volume remained level at 41.3 million tons; however, coal revenue decreased 3 percent, reflecting an 8 percent decrease in export coal. Total merchandise carloads for the third quarter rose 4 percent over 1996, while revenue rose 3 percent. The food and consumer, agricultural products and metals commodities each experienced double-digit percentage gains. Chemicals and minerals rose 5 percent and 6 percent, respectively. Driving the increases were market-share gains from truckers and continued modest growth in the U.S. economy.

      In the first nine months of 1997, CSXT shipped 123.3 tons of coal, an increase of 2 percent over the prior year period. Total merchandise traffic was up 4 percent from 1996, reflecting increases in food and consumer products (11%); metals (13%); chemicals (6%); and autos and parts (4%).

OUTLOOK

      Continuing the trend of the first nine months of the year, CSXT expects to deliver strong fourth quarter results, including an improved operating ratio. Strong merchandise traffic is expected to offset continued weakness in export coal volume. The company will closely monitor the effects of rail operating problems in the western United States to minimize their effect on its operations. The company will continue its focus on customer service, safety, and cost control to enhance core earning power.

OTHER MATTERS

Conrail Transaction

      During the second quarter of 1997, CSXT entered into certain agreements pertaining to the joint acquisition of Conrail by CSX and Norfolk Southern. Under these agreements and other agreements to be completed or executed prior to the date that CSX and Norfolk Southern are

ITEM 2. MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

permitted by the STB to exercise control over Conrail, appropriate portions of the Conrail rail system are expected to be integrated with the CSXT system. The terms of these agreements, the operating plans of the respective companies, and the benefits expected to result from combining the respective rail systems are incorporated in a joint railroad control application which was filed with the STB on June 23, 1997. A decision on the application is expected from the STB on or before June 8, 1998 and, if favorable, would permit CSX and Norfolk Southern to exercise control over Conrail by mid-1998. CSXT is activiely planning for the smooth integration of Conrail operations into the CSXT rail system after STB approval. Key initiatives involve all facets of combining the two systems, including safety; customer service; train scheduling, switching, and routing; equipment utilization and track programs; commuter and passenger rail;
marketing; technology; labor agreements; and administration. Related capital improvements to certain routes and facilities on the CSXT system have also been initiated. It is anticipated that operational integration will take place upon completion of labor agreements with Conrail's contract workforce, currently expected to be in late 1998 or early 1999. Additional information with respect to the integration plans is contained in the joint STB application. The application is a public document, available for review in its entirety at the office of the STB, located at 1925 K Street, NW, Washington, D.C.
20423-0001.

New Orleans Jury Verdict

      In September 1997, a state court jury in New Orleans, Louisiana returned a $2.5 billion punitive damages award against CSXT. The award was made in a class action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 fire. The fire was caused by a leaking chemical tank car parked on CSXT tracks and resulted in the 36-hour evacuation of a New Orleans neighborhood.

      The facts of the case indicate that the damages awarded are extremely high and CSXT has excellent grounds for appeal. A National Transportation Safety Board (NTSB) investigation concluded that the probable cause of the incident was improper installation, maintenance and closing of a gasket at the bottom of the tank car. CSXT did not manufacture the tank car, did not install the gasket, did not load the tank car, and did not transport the car. As a common carrier, CSXT had a legal obligation to accept the car, which had been certified by its owner as safe for carriage of the chemical and inspected by the rail carrier that left the car on CSXT's track. The fire started approximately six hours after the car was placed on CSXT's track, and federal safety laws did not require inspection by CSXT until 48 hours after placement. Although the NTSB issued recommendations to other parties involved in the incident to prevent similar occurrences and to minimize their effects, no such recommendations were made with respect to CSXT. Many residents were inconvenienced by the evacuation, and some were treated for exposure to the chemical and the fire, though the size of the class of persons claiming injury is in dispute. Ultimately, no one suffered serious injury, no lives were lost, no significant property damage occurred, and no jobs were lost.

      CSXT is pursuing an aggressive strategy on all legal fronts and believes that the punitive damages award will be set aside or reduced so substantially that it will not have any material long-term financial impact on CSXT. To protect its right to appeal the verdict, CSXT may be required to provide a surety bond or other form of security for all or part of the punitive damages award. Management is taking appropriate steps to arrange such security in the event it is ultimately required by the court. At this time, it is not possible to estimate the ultimate impact, if any, from the punitive damages award, and no charge to earnings has been recorded.

      In the same case, the court awarded a group of 20 plaintiffs compensatory damages of approximately $2 million against the defendants, including CSXT, to which the jury assigned 15% of the responsibility for the incident. CSXT's liability under that compensatory damages award is not material, and adequate provision was made for the award in a prior year.

Federal Railroad Administration/Rail Labor/CSXT Joint Review on Safety

      On October 16, 1997, the Federal Railroad Administration (FRA) issued a report on a joint review on safety on the CSXT rail system. The review was undertaken as a cooperative effort with

ITEM 2. MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

CSXT and rail labor, and was conducted between July and September 1997. CSXT and its labor representatives, in cooperation with the FRA, are actively addressing the issues cited in the report and have already initiated numerous actions to ensure that all issues are fully resolved. CSXT has demonstrated an improving safety record over time and, in recent years, has been among the safest Class I freight railroads in the nation. The cooperative effort with rail labor and the FRA reaffirms the commitment to safety by all parties involved and helps ensure that safety will remain the top priority as CSXT plans the integration of Conrail lines into its system.

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

PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            1. (27)  Financial Data Schedule

      (b)   Reports on Form 8-K

            1. A report was filed on September 9, 1997, reporting Item 5, Other Events - issuance of Press Release by the company on September 8, 1997 related to New Orleans jury award; and Item 7, Financial Information and Exhibits - Press Release issued by the company on September 8, 1997.







                                    Signature


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CSX TRANSPORTATION, INC.
                                         (Registrant)


                                    By:  /s/JAMES L. ROSS
                                         ----------------
                                         James L. Ross
                                         (Principal Accounting Officer)
Dated:  October 29, 1997