Form 10-K405
period 1997-12-26
CSX TRANSPORTATION INC
filed 1998-03-03
CIK 88128

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 26, 1997

                                       OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to ________________

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

          Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on which each
       Title of each class                           class is registered
 ------------------------------                   -------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value of the voting stock at February 20, 1998, was $-0-, excluding the voting stock held by the parent of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant has 9,061,038 shares of common stock, par value $20.00, outstanding at February 20, 1998.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                          1997 FORM 10-K ANNUAL REPORT
                                Table of Contents

Item No.                                                                    Page
--------                                                                    ----

PART I

  1  Business                                                                  4
  2. Properties                                                                4
  3. Legal Proceedings                                                       4-5
  4. Submission of Matters to a Vote of Security Holders                       5

PART II

  5. Market for Registrant's Common Stock and Related Stockholder Matters      6
  6. Selected Financial Data                                                   6
  7. Management's Discussion and Analysis of Financial Condition and Results
      of Operations                                                            6
  8. Financial Statements and Supplementary Data                               6
  9. Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure                                                      6

PART III

 10. Directors, Executive Officers, Promoters and Control Persons of the
     Registrant                                                                6
 11. Executive Compensation                                                    6
 12. Security Ownership of Certain Beneficial Owners and Management            6
 13. Certain Relationships and Related Transactions                            6

PART IV

 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K           7



     Signatures                                                                8

     Index to Consolidated Financial Statements                                9

                                     PART I

Items 1. & 2.  Business and Properties.

                                     General

     CSX Transportation, Inc. (CSXT) is engaged principally in the business of railroad transportation and operates a system comprising 18,285 miles of first main line track in 20 states principally east of the Mississippi River (exclusive of New England), southern Ontario and the District of Columbia, employing an average of 27,864 employees during its most recent fiscal year. It conducts railroad operations in its own name and through railroad subsidiaries.

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

     For information concerning business conducted by CSXT during 1997, see "Management's Narrative Analysis and Results of Operations" on pages 29 - 31.


                                     Roadway

     On December 26, 1997, CSXT's consolidated system consisted of 30,941 miles of track as follows:

                                         Track
                                         Miles
First Main                              18,285
Second Main                              2,690
Passing, Crossovers and Turnouts         2,344
Way and Yard Switching                   7,622
                                        ------

    Total                               30,941
                                        ======

     Included above are 870 miles of leased track, 2,401 miles of track under trackage rights agreements with other railroads and 198 miles of track under operating contracts.

                                    Equipment

     On December 26, 1997, CSXT and subsidiaries owned or leased the following:

                                  Owned       Leased      Total
                                 --------    ---------    -------
Locomotives
    Freight                        1,889        503        2,392
    Switching                        212         15          227
    Auxiliary Units                  162         --          162
                                 --------    ---------    -------

        Total                      2,263        518        2,781
                                 ========    =========    =======

Freight Cars
    Open Top Hoppers              14,333      9,811       24,144
    Gondolas                      13,433     11,846       25,279
    Covered Hoppers               11,077      7,279       18,356
    Box Cars                       9,142      5,989       15,131
    Flat Cars                        677     11,483       12,160
    Other                          1,350      1,058        2,408
                                 --------    ---------    -------

        Total                     50,012     47,466       97,478
                                 ========    =========    =======


Item 3.    Legal Proceedings.

     In  September  1997,  a state  court  jury in New  Orleans  returned a $2.5 billion punitive damages award against CSXT. The award was made in a class-action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 fire. The fire was caused by a leaking chemical tank car parked on CSXT tracks and resulted in the 36-hour evacuation of a New Orleans neighborhood. In the same case, the court awarded a group of 20 plaintiffs compensatory damages of approximately $2 million against the defendants, including CSXT, to which the jury assigned 15% of the responsibility for the incident. CSXT's liability under that compensatory damages award is not material.

     In October 1997, the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. CSXT believes this decision means that 8,000 other cases must be resolved before the punitive damage claims can be decided. CSXT is pursuing an aggressive strategy on all legal fronts, and management believes that any adverse outcome will not be material to CSXT's overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.

     A number of other legal actions, other than the environmental matters described below, are pending against CSXT in which claims are made in substantial amounts. While the ultimate results of such actions cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the consolidated results of operations, financial position or cash flows of the company.

     CSXT has been identified, together with other parties, as a potentially responsible party in a number of governmental investigations and actions relating to environmentally impaired sites. Such sites frequently involve other waste generators and disposal companies that may pay some or all of such costs associated with site investigation and clean-up or from whom such costs may be recovered.

     The wide range of costs of the possible remediation alternatives, changing clean-up technology, the length of time over which these matters develop and evolving governmental standards make it impossible to estimate precisely the company's potential liability for the costs associated with the assessment and remediation of contaminated sites.

     CSXT has identified and maintains reserves for approximately 250 environmental sites at which the company is or may be liable for remediation costs. CSXT reviews its environmental reserves at least quarterly to determine whether additional provisions are necessary. Based on current information, CSXT believes its reserves are adequate to meet remedial actions and to comply with present laws and regulations. Although CSXT's financial results could be significantly affected in any quarterly accounting period in which CSXT incurred substantial remedial expenses at a number of these and other sites, CSXT believes the ultimate liability for these matters will not materially affect its overall results of operations and financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders.

           Information omitted in accordance with General Instruction I(2)(c).

                                     PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters.

           There is no market for CSXT's common stock as CSXT is a wholly-owned subsidiary of CSX. During the years 1997, 1996 and 1995, CSXT paid dividends on its common stock aggregating $138 million, $886 million and $158 million, respectively.

Item 6.    Selected Financial Data.

           Information omitted in accordance with General Instruction I(2)(a)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           Information omitted in accordance with General Instruction I(2)(a).

           However, in compliance with said Instruction, see "Management's Narrative Analysis and Results of Operations" on pages 29 and 30.

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

               3.  Exhibits.

                             (3.1)   Articles  of   Incorporation,   as  amended
                      (incorporated by reference to Exhibit 3.1 to Form 10-K dated March 8, 1996).

                             (3.2)  By-laws  of  the   Registrant,   as  amended
                      (incorporated by reference to Exhibit 3.2 to Form 10-K dated March 8, 1996).

                      (27)  Financial Data Schedule

           (b) Reports on Form 8-K.

               None.

                                   Signatures


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March, 1998.

                                                  CSX TRANSPORTATION, INC.

                                              /s/ JAMES L. ROSS
                                                  -----------------
                                                  James L. Ross
                                                  (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signatures                                           Title
     ----------                                           -----

/s/ John W. Snow                           Chairman of the Board and Director
----------------
    John W. Snow*

/s/ Alvin R. Carpenter                     President and Chief Executive Officer
----------------------
    Alvin R. Carpenter*                    (Principal Executive Officer) and
                                           Director

/s/ Gerald L. Nichols                      Vice Chairman and Director
---------------------
    Gerald L. Nichols*

/s/ Mark G. Aron                           Director
----------------
    Mark G. Aron*

/s/ Paul R. Goodwin                        Director
-------------------
    Paul R. Goodwin*

/s/ Michael J. Ward                        Executive Vice President-Finance
-------------------
    Michael J. Ward*                       (Principal Finance Officer) and
                                           Director

/s/ Patricia J. Aftoora
-----------------------
    *Patricia J. Aftoora
    (Attorney-in-Fact)

March 3, 1998

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


CSX Transportation, Inc. and Subsidiaries:

    Consolidated Financial Statements and Notes to Consolidated
      Financial Statements Submitted Herewith:

        Consolidated Statement of Earnings -
          Fiscal Years Ended December 26, 1997
          December 27, 1996 and December 29, 1995                          11

        Consolidated Statement of Cash Flows -
          Fiscal Years Ended December 26, 1997,
          December 27, 1996 and December 29, 1995                          12

        Consolidated Statement of Financial Position -
          December 26, 1997 and December 27, 1996                          13

        Consolidated Statement of Retained Earnings
          Fiscal Years Ended December 26, 1997,
          December 27, 1996 and December 29, 1995                          14

        Notes to Consolidated Financial Statements                         15

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Shareholder and Board of Directors of CSX Transportation, Inc.

     We have audited the accompanying consolidated statements of financial position of CSX Transportation, Inc. and subsidiaries as of December 26, 1997 and December 27, 1996, and the related consolidated statements of earnings, cash flows, and retained earnings for each of the three fiscal years in the period ended December 26, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above (appearing on pages 11-28) present fairly, in all material respects, the consolidated financial position of CSX Transportation, Inc. and subsidiaries at December 26, 1997 and December 27, 1996, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 1997, in conformity with generally accepted accounting principles.



                                                      /s/ ERNST & YOUNG LLP
                                                          -----------------
                                                          Ernst & Young LLP





Richmond, Virginia
January 30, 1998

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                              (Millions of Dollars)


                                                   Fiscal Years Ended
                                   ---------------------------------------------------
                                      Dec. 26,         Dec. 27,          Dec. 29,
                                        1997             1996              1995
                                   ---------------- ----------------  ----------------
OPERATING REVENUE
    Merchandise                    $   3,299        $    3,181       $    3,151
    Coal                               1,560             1,584            1,530
    Other                                130               144              138
                                   ----------       ----------       -----------

        Total                          4,989             4,909            4,819
                                   ----------       ----------       -----------

OPERATING EXPENSE
    Labor and Fringe Benefits          1,921             1,890            1,855
    Materials, Supplies and Other        955             1,006            1,076
    Equipment Rent                       347               366              391
    Depreciation                         427               413              385
    Fuel                                 299               308              255
    Restructuring Charge                  --                --              196
                                   ----------       ----------       -----------

        Total                          3,949             3,983            4,158
                                   ----------       ----------       -----------

OPERATING INCOME                       1,040               926              661

Other Income                              11                46               37

Interest Expense                          74                70               46
                                   ----------       ----------       -----------

EARNINGS BEFORE INCOME TAXES             977               902              652

Income Tax Expense                       352               325              244
                                   ----------       ----------       -----------

NET EARNINGS                       $     625        $      577       $      408
                                   ==========       ==========       ===========


See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Millions of Dollars)

                                                                       Fiscal Years Ended
                                                            ------------------------------------------
                                                              Dec. 26,      Dec. 27,      Dec. 29,
                                                                1997          1996          1995
                                                            ------------- ----------------------------
OPERATING ACTIVITIES
    Net Earnings                                             $  625        $  577        $  408
    Adjustments to Reconcile Net Earnings
      to Net Cash Provided
        Depreciation                                            427           413           385
        Deferred Income Taxes                                   155           198            52
        Restructuring Charge Provision                           --            --           196
        Productivity/Restructuring Charge Payments              (49)          (77)         (105)
        Proceeds from Real Estate Sales                          50            29            24
        Gain from Disposition of Properties                     (34)          (20)          (20)
        Other Operating Activities                              (23)          (21)           38
        Changes in Operating Assets and Liabilities
           Accounts Receivable                                  (76)          (37)           42
           Sale of Accounts Receivable - Net                     20            41            25
           Other Current Assets                                  (8)          (22)           (7)
           Accounts Payable and Other Current Liabilities        31           (39)           29
                                                            ---------     ---------     --------

           Net Cash Provided by Operating Activities          1,118         1,042         1,067
                                                            ---------     ---------     --------

INVESTING ACTIVITIES
    Property Additions                                         (712)         (764)         (765)
    Proceeds from Property Dispositions                          28            56            76
    Affiliated Company Activity                                   1            40           (37)
    Other Investing Activities                                  (35)           10            (1)
                                                            ---------     ---------     --------

           Net Cash Used by Investing Activities               (718)         (658)         (727)
                                                            ---------     ---------     --------

FINANCING ACTIVITIES
    Long-Term Debt Issued                                        82           118           121
    Long-Term Debt Repaid                                       (75)          (80)         (114)
    Cash Dividends Paid                                        (138)         (886)         (158)
    Parent Company Advances Repaid                               --           (19)           --
    Affiliated Company Activity                                  --            56            --
    Other Financing Activities                                   (2)            1            (8)
                                                            ---------     ---------     --------

           Net Cash Used by Financing Activities               (133)        ( 810)         (159)
                                                            ---------     ---------     --------

    Net Increase (Decrease) in Cash and Cash Equivalents        267         ( 426)          181

CASH AND CASH EQUIVALENTS
    Cash and Cash Equivalents at Beginning of Period            207           633           452
                                                            ---------     ---------     --------

    Cash and Cash Equivalents at End of Period               $  474        $  207        $  633
                                                            =========     =========     ========

SUPPLEMENTAL CASH FLOW INFORMATION
    Interest Paid - Net of Amounts Capitalized               $   70        $   63        $   50
                                                            =========     =========     ========
    Income Taxes Paid                                        $  232        $  135        $  227
                                                            =========     =========     ========

See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                              (Millions of Dollars)

                                                            Dec. 26,       Dec. 27,
                                                              1997           1996
                                                          -------------- --------------
ASSETS
    Current Assets
        Cash and Cash Equivalents                         $      474      $     207
        Accounts and Notes Receivable                            138             62
        Materials and Supplies                                   131            121
        Deferred Income Taxes                                    116            183
        Other Current Assets                                      39             41
                                                          -----------     ----------

           Total Current Assets                                  898            614

        Properties-Net                                        10,016          9,750
        Affiliates and Other Companies                           207            148
        Other Long-Term Assets                                   282            288
                                                          -----------     ----------

           Total Assets                                   $   11,403       $ 10,800
                                                          ===========     ==========

LIABILITIES
    Current Liabilities
        Accounts Payable                                  $      595      $     547
        Labor and Fringe Benefits Payable                        334            353
        Casualty, Environmental and Other Reserves               182            199
        Current Maturities of Long-Term Debt                     164             77
        Due to Parent Company                                     22             25
        Due to Affiliate                                          90             90
        Other Current Liabilities                                 21             37
                                                          -----------     ----------

           Total Current Liabilities                           1,408          1,328

        Casualty, Environmental and Other Reserves               582            597
        Long-Term Debt                                           839            886
        Deferred Income Taxes                                  2,582          2,493
        Other Long-Term Liabilities                              693            684
                                                          -----------     ----------

           Total Liabilities                                   6,104          5,988
                                                          -----------     ----------

SHAREHOLDER'S EQUITY
    Common Stock, $20 Par Value:
        Authorized 10,000,000 Shares;
        Issued and Outstanding 9,061,038 Shares                  181            181
    Other Capital                                              1,263          1,263
    Retained Earnings                                          3,855          3,368
                                                          -----------     ----------

           Total Shareholder's Equity                          5,299          4,812
                                                          -----------     ----------

           Total Liabilities and Shareholder's Equity     $   11,403      $  10,800
                                                          ===========     ==========

See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                              (Millions of Dollars)


                                                  Dec. 26,         Dec. 27,         Dec. 29,
                                                    1997             1996             1995
                                                --------------   --------------   --------------

   Beginning Balance                               $  3,368         $  3,674        $  3,424

   Net Earnings                                         625              577             408

   Dividends - Common                                  (138)           (886)            (158)

   Other                                                 --               3               --
                                                ------------     ------------     --------------

   Ending Balance                                  $  3,855         $  3,368        $  3,674
                                                ============     ============     ==============


See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (All Tables in Millions of Dollars)

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES.

Nature of Operations

     CSX Transportation, Inc. (CSXT) is a rail freight transportation company operating a system composed of 18,285 route miles of track in 20 states in the eastern, midwestern, and southern portions of the United States and in Ontario, Canada. Coal, bulk products, and manufactured products each contribute approximately one-third of the company's transportation revenue. Coal shipments primarily supply domestic utility and export markets. Shipments of bulk products for domestic and export markets include chemicals, minerals, agricultural products, and phosphates and fertilizer. Shipments of manufactured products for domestic and export markets include automobiles, forest products, metals, and food and consumer products.

     CSXT is a wholly-owned subsidiary of CSX Corporation (CSX).

Principles of Consolidation

     The Consolidated Financial Statements include CSXT and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in companies that are not majority-owned are carried at either cost or equity, depending on the extent of control.

Fiscal Year

     The company's fiscal reporting period ends on the last Friday in December. The financial statements presented are for the fiscal periods ended Dec. 26, 1997, Dec. 27, 1996 and Dec. 29, 1995. Each fiscal year consists of four 13-week quarters.

Cash and Cash Equivalents

     Cash and cash equivalents primarily represent amounts due from CSX for CSXT's participation in the CSX cash management plan and are net of outstanding checks which are funded daily as presented for payment.

Accounts Receivable

     CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all freight accounts receivable to CSX Trade Receivables Corporation (CTRC), a wholly-owned subsidiary of CSX. At Dec. 26, 1997 and Dec. 27, 1996, accounts receivable sold under this agreement totaled $664 million and $644 million, respectively. In addition, CSXT has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in all miscellaneous accounts receivable. Accounts receivable sold under this agreement totaled $46 million at Dec. 26, 1997 and Dec. 27, 1996. The sales of receivables have been reflected as reductions of "Accounts and Notes Receivable" in the Consolidated Statement of Financial Position. The net losses associated with the sales of receivables were $57 million in 1997, $55 million in 1996 and $54 million in 1995.

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

     Regulations enforced by the Surface Transportation Board (STB) of the U.S. Department of Transportation require periodic formal studies of ultimate service lives for all railroad assets. Resulting service life estimates are subject to review and approval by the STB. Significant premature retirements for all properties, which would include major casualty losses, abandonments, sales and obsolescence of assets, are recorded as gains or losses at the time of their occurrence. Expenditures that significantly increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. All properties are stated at cost, less an allowance for accumulated depreciation.

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

     The company acquired $255 million in property in 1996 which did not require an immediate outlay of cash. These property additions included the acquisition of $164 million in railcars and locomotives, formerly leased from a CSX-affiliated company. The property additions also included the early delivery of 55 alternating current locomotives under an arrangement in which payment of the $91 million aggregate purchase price was deferred to the subsequent periods in which the locomotives would have originally been delivered. Under generally accepted accounting principles, these noncash transactions are not reflected in the Consolidated Statement of Cash Flows.

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

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES, Continued.

Derivative Financial Instruments

     CSX may use derivative financial instruments from time to time in the management of its interest, foreign currency and commodity exposure on behalf of CSXT and other CSX subsidiaries. Such derivative financial instruments are accounted for on an accrual basis, and income and expense are recorded in the same category as that of the underlying asset or liability. Gains and losses related to hedges of existing assets or liabilities are deferred and recognized over the expected remaining life of the related asset or liability. Gains and losses related to hedges of anticipated transactions are also deferred and recognized in income in the same period as the hedged transaction. CSX had no significant derivative financial instruments outstanding at Dec. 26, 1997.

Common Stock and Other Capital

     There have been no changes in common stock during the last three years. During 1996, CSX contributed to the company $70 million in net pension assets. During 1995, $146 million in capital stock of CSX Realty, Inc. and related subsidiaries was contributed to the company by CSX.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates in reporting the amounts of certain revenues and expenses for each fiscal year and certain assets and liabilities at the end of each fiscal year. Actual results may differ from those estimates.

Prior-Year Data

     Certain prior-year data have been reclassified to conform to the 1997 presentation.

Accounting Pronouncements

     The FASB has issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information," both of which the company will adopt in 1998. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. With the exception of net earnings, such changes are generally not significant to the company; and the adoption of Statement No. 130, including the required comparative presentation for prior periods, is not expected to have a material impact on its financial statements. Statement No. 131 requires that a public enterprise report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The Statement also requires additional disclosures with respect to products and services, geographic areas of operation and major customers. Adoption of Statement No. 131 is not expected to have a material impact on the company's financial statements.

NOTE 2.    RESTRUCTURING CHARGE.

     In 1995, the company recorded a $196 million pretax restructuring charge to recognize the costs associated with a contractual agreement with a major telecommunications vendor to replace, manage, and technologically enhance its existing private telecommunications network. The initiative resulted in a write-down of assets rendered technologically obsolete and a provision for separation and labor protection payments to affected employees.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 2.    RESTRUCTURING CHARGE, Continued.

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

     During 1996, CSXT and the vendor amended the agreement to change the termination date to June 30, 1998, to increase the payments required over the revised service period, and to relieve the vendor's obligations to replace certain technology. CSXT is in the final stages of negotiating a multiyear agreement with a successor telecommunications vendor and expects to have service arrangements with that vendor in place prior to June 30, 1998.

     A summary of the restructuring charge and related activity through Dec. 26, 1997 is as follows:


                                                              Separation
                                                              and Labor
                                                  Obsolete    Protection
                                                   Assets       Costs           Total
                                                  ---------   -----------     ----------

   Restructuring Charge                           $    163    $     33        $   196

   Amounts Utilized through Dec. 26, 1997              163          (3)          (166)
                                                   --------    ----------      ---------

   Remaining Reserve as of Dec. 26, 1997          $     --    $     30        $    30
                                                  =========   ===========     ==========


     The total provision for separation and labor protection payments relates to approximately 275 affected employees and was based on existing collective bargaining agreements with members of clerical, electrical, and signal crafts. Through Dec. 26, 1997, 59 employee separations have been finalized. The company expects the remaining affected employees to be impacted within the next four years.

NOTE 3.    SUPPLEMENTAL STATEMENT OF EARNINGS FINANCIAL DATA.

                                                       1997         1996       1995
                                                       ----         ----       ----

         Selling, General and Administrative Expense   $778         $776       $808
                                                       ====         ====       ====

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 4.    OTHER INCOME.


                                               1997        1996        1995
                                             ---------   ---------   ---------

Interest Income - CSX Cash Management Plan   $     26    $     33    $     34
Interest Income - Other                             4           9          17
Income from Real Estate Operations(a)              57          51          43
Net Losses from Accounts Receivable Sold          (57)        (55)        (54)
Miscellaneous                                     (19)          8          (3)
                                             ---------   ---------   ---------

    Total                                    $     11    $     46    $     37
                                             =========   =========   =========


(a) Gross revenue from real estate operations was $87 million, $76 million and $68 million in 1997, 1996 and 1995, respectively.

NOTE 5.    INCOME TAXES.

           Income tax expense information is as follows:

                                        1997        1996        1995
                                       --------    --------    --------

Current
   Federal                             $   173     $   106     $   169
   State and Foreign                        24          21          23
                                       --------    --------    --------
   Total                                   197         127         192
                                       --------    --------    --------

Deferred
    Federal                                134         202          55
    State                                   21          (4)         (3)
                                       --------    --------    --------
        Total                              155         198          52
                                       --------    --------    --------

           Total Expense               $   352     $   325     $   244
                                       ========    ========    ========


     Income tax expense reconciled to the tax computed at statutory rates is as follows:

                                 1997            1996             1995
                             -------------   -------------    -------------

Tax at Statutory Rates       $  342   35%    $  316   35%     $   228  35%
State Income Taxes               29    3         10    1           13   2
Other                           (19)  (2)        (1)  --            3  --
                             ======= =====   ======= =====    ======= ====
   Total Expense             $  352   36%    $  325   36%     $   244  37%
                             ======= =====   ======= =====    ======= ====

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 5.    INCOME TAXES, Continued.

The significant components of deferred tax assets and liabilities include:

                                             Dec. 26,        Dec. 27,
                                              1997            1996
                                            --------        --------

Deferred Tax Assets
   Productivity/Restructuring Charges        $   143         $   154
   Employee Benefit Plans                        165             206
   Alternative Minimum Tax Credits                --               5
   Other                                         290             269
                                             --------        --------
   Total                                         598             634
                                             --------        --------

Deferred Tax Liabilities
    Accelerated Depreciation                   2,789           2,685
    Other                                        275             259
                                             --------        --------
        Total                                  3,064           2,944
                                             --------        --------

Net Deferred Tax Liabilities                 $ 2,466         $ 2,310
                                             ========        ========

     CSXT and its subsidiaries are included in the consolidated federal income tax return filed by CSX. The consolidated federal income tax expense or benefit is allocated to CSXT and its subsidiaries as though CSXT had filed a separate consolidated return. At Dec. 26, 1997 and Dec. 27, 1996, approximately $150 million and $110 million, respectively, of income taxes due from CSX were included in Other Current Liabilities.

     Examinations of the federal income tax returns of CSX and its principal subsidiaries have been completed through 1990. Returns for 1991 through 1993 are currently under examination. Management believes adequate provision has been made for any adjustments that might be assessed.

NOTE 6.    RELATED PARTIES.

     Cash and cash equivalents at Dec. 26, 1997 and Dec. 27, 1996, includes $496 million and $250 million, respectively, representing amounts due from CSX for CSXT's participation in the CSX cash management plan. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to repay all amounts due on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.

     As of Dec. 26, 1997 and Dec. 27, 1996, CSXT had sold $664 million and $644 million, respectively, of accounts receivable to CTRC. The sale of accounts receivable is more fully described in Note 1.

     During 1989, CSXT's pension plan for salaried employees was merged with the CSX Pension Plan, and all assets of CSXT's plan were transferred to the merged plan. Since the plans were merged, CSX has allocated to CSXT a portion of the net pension expense for the CSX Pension Plan based on CSXT's relative level of participation in the merged plan, which considers the assets and personnel previously in the CSXT plan. The allocated expense from the CSX Pension Plan amounted to $38 million in 1997, $32 million in 1996 and $26 million in 1995. During 1996, CSXT also received $113 million in pension assets, $70 million after-tax, from CSX through a capital contribution.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 6.    RELATED PARTIES, Continued.

     Included in Materials, Supplies and Other expense are amounts related to a management service fee charged by CSX, data processing related charges from CSX Technology, Inc. (CSX Technology), and the reimbursement, under an operating agreement, from CSX Intermodal, Inc. (CSXI), for costs incurred by CSXT related to intermodal operations. The management service fee charged by CSX represents compensation for certain corporate services provided to CSXT. These services include, but are not limited to, development of corporate policy and long-range strategic plans, allocation of capital, placement of debt, maintenance of employee benefit plans, internal audit and tax administration. The data processing related charges are compensation to CSX Technology for the development, implementation and maintenance of computer systems, software and associated documentation for the day-to-day operations of CSXT. CSX Technology and CSXI are wholly-owned subsidiaries of CSX. Materials, Supplies and Other expense includes net expense of $216 million, $212 million and $202 million in 1997, 1996 and 1995, respectively, relating to the above arrangements.

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

     In March 1996, CSXT entered into a loan agreement with CSX Insurance Company (CSX Insurance), a wholly-owned subsidiary of CSX, whereby CSXT may borrow up to $100 million from CSX Insurance. The loan is payable in full on demand. At Dec. 26, 1997, $90 million was outstanding under the agreement. Interest on the loan is payable monthly at .25% over the LIBOR rate, and was 6.22% at Dec. 26, 1997. Interest expense related to the loan was $5 million and $4 million for the fiscal years ended Dec. 26, 1997 and Dec. 27, 1996, respectively.

     During 1988, CSXT participated with Sea-Land Service, Inc. (Sea-Land), a wholly-owned subsidiary of CSX, in four sale-leaseback arrangements. Under these arrangements, Sea-Land sold equipment to a third party and CSXT leased the equipment and assigned the lease to Sea-Land. Sea-Land is obligated for all lease payments and other associated equipment expenses. If Sea-Land defaults on its obligations under the arrangements, CSXT would assume the asset lease rights and obligations of $116 million at Dec. 26, 1997.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 7.    PROPERTIES.

                                                  Dec. 26, 1997
                                       -------------------------------------

                                                    Accumulated
                                         Cost      Depreciation      Net
                                       ---------   --------------  ---------

Transportation
   Road                                $ 9,603       $ 2,658       $ 6,945
   Equipment                             4,400         1,580         2,820
                                       ----------    ---------     ---------
                                        14,003         4,238         9,765

Non Transportation                         258             7           251
                                       ----------    ---------     ---------

Total                                  $14,261       $ 4,245       $10,016
                                       ==========    =========     =========


                                                  Dec. 27, 1996
                                       -------------------------------------
                                                    Accumulated
                                         Cost      Depreciation      Net
                                       ---------   --------------  ---------
Transportation
   Road                                $ 9,308       $ 2,619       $ 6,689
   Equipment                             4,220         1,427         2,793
                                       ----------    ---------     ---------
                                        13,528         4,046         9,482

Non Transportation                         275             7           268
                                       ----------    ---------     ---------

Total                                  $13,803       $ 4,053       $ 9,750
                                       ==========    =========     =========


NOTE 8.    CASUALTY, ENVIRONMENTAL AND OTHER RESERVES.

     Activity relating to casualty, environmental and other reserves is as follows:

                                            Casualty     Environmental     Separation
                                           Reserves(a)(b)Reserves (a)      Liabilities      Total
                                                                             (a)(c)
                                           -----------  ----------------  --------------   ---------
    Balance Dec. 30, 1994                  $  359          $  140            $   394        $  893

    Charged to Expense and Other Additions    179              22                 33           234
    Payments and Other Reductions            (174)            (25)               (51)         (250)
                                           -------         -------           --------       --------
    Balance Dec. 29, 1995                     364             137                376           877

    Charged to Expense and Other Additions    116              16                 --           132
    Payments and Other Reductions            (151)            (36)               (26)         (213)
                                           -------         -------           --------       --------
    Balance Dec. 27, 1996                     329             117                350           796

    Charged to Expense and Other Additions    141              12                 --           153
    Payments and Other Reductions            (135)            (30)               (20)         (185)
                                           =======         =======           ========       ========
    Balance Dec. 26, 1997                  $  335          $   99            $   330        $  764
                                           =======         =======           ========       ========

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 8.    CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued.

(a) Balances include current portion of casualty and environmental reserves and separation liabilities, respectively, of $137 million, $20 million and $25 million at Dec. 26, 1997, $135 million, $20 million and $44 million at Dec. 27, 1996 and $147 million, $20 million and $27 million at Dec. 29, 1995.

(b) Casualty reserves are estimated based upon the first reporting of an accident or personal injury to an employee. Liabilities for accidents are based upon field reports and liabilities for personal injuries are based upon the type and severity of the injury and the use of current trends and historical data.

(c) Separation liabilities include $300 million at Dec. 26, 1997, $318 million at Dec. 27, 1996 and $344 million at Dec. 29, 1995 related to productivity charges recorded in 1991 and 1992 to provide for the estimated costs of implementing workforce reductions, improvements in productivity and other cost reductions. The remaining liabilities are expected to be paid out over the next 20 to 25 years.

NOTE 9.    LONG-TERM DEBT.

                                   Average
                              Interest Rates at     Dec. 26,      Dec. 27,
  Type and Maturity Date        Dec. 26, 1997         1997           1996
---------------------------  --------------------  ------------  ------------

Equipment Obligations
  (1998-2011)                        7%              $  761         $  711
Mortgage Bonds
  (1998-2003)                        3%                  75             76
Other Obligations
  (1998-2021)                        6%                 167            176
                                                     --------       -------

Total                                7%               1,003            963

Less Debt Due Within One                                164             77
Year
                                                     --------       -------

Total Long-Term Debt                                 $  839         $  886
                                                     ========       =======

     CSXT has long-term debt maturities for 1998 through 2002 aggregating $164 million, $89 million, $67 million, $60 million and $108 million, respectively.

     A portion of the properties and certain other assets of CSXT and its subsidiaries are pledged as security for various long-term debt issues.

NOTE 10.   FAIR VALUE OF FINANCIAL INSTRUMENTS.

     Fair values of the company's financial instruments are estimated by reference to quoted prices from market sources and financial institutions, as well as other valuation techniques. Long-term debt is the only financial instrument of the company with a fair value significantly different from its carrying amount. At Dec. 26, 1997, the fair value of long-term debt, including current maturities, was $1.042 billion, compared with a carrying amount of $1.003 billion. At Dec. 27, 1996, the fair value of long-term debt, including current maturities, was $989 million, compared with a carrying amount of $963 million. The fair value of long-term debt has been estimated using discounted cash flow analyses based upon the company's current incremental borrowing rates for similar types of financing arrangements.

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

Savings Plans

     CSXT maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements of CSXT and subsidiary companies. Eligible employees may contribute from 1% to 15% of their annual compensation in 1% multiples to these plans. CSXT matches eligible employees' contributions in an amount equal to the lesser of 50% of each participating employee's contribution or 3% of their annual compensation. In addition, CSXT contributes fixed amounts for participating employees covered by certain collective bargaining agreements. Expense for these plans was $18 million for 1997, $15 million for 1996 and $22 million for 1995.

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

     The company's current policy is to fund the cost of the post-retirement medical and life insurance benefits on a pay-as-you-go basis, as in prior years. The amounts recorded for the plans in CSXT's statement of financial position are as follows:

                                              Medical Plan          Life Insurance Plan
                                           (at Valuation Date)      (at Valuation Date)
                                           --------------------     ---------------------
                                           Sept. 30,  Sept. 30      Sept. 30   Sept. 30,
                                             1997       1996          1997       1996
                                          ---------  ---------     ---------  ----------

Accumulated Post-Retirement Benefit
Obligation:
     Retirees                             $    160   $     168     $     54   $      55
     Fully Eligible Active Participants         19          17            2           2
     Other Active Participants                  20          20            1           1
                                          ---------  ---------     ---------  ----------
Accumulated Post-Retirement Benefit
Obligation                                     199         205           57          58

Unrecognized Prior Service Cost                  2           6            2           3
Unrecognized Net (Loss) Gain                   (30)        (41)           1           1
Claim Payments, Oct. 1 through Year-End         (4)         (5)          (1)         (1)
                                          ---------  ---------     ---------  ----------

Net Post-Retirement Benefit Obligation
at Year-End                               $    167   $     165     $     59   $      61
                                          =========  =========     =========  ==========


                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 11.   EMPLOYEE BENEFIT PLANS, Continued

     Net expense for post-retirement benefits was $22 million for each of years 1997, 1996 and 1995. The net post-retirement benefit obligation was determined using the assumption that the health care cost trend rate for medical plans was 9.5% for 1996-1997, decreasing gradually to 5.5% by 2005 and remaining at that level thereafter. A 1% increase in the assumed health care cost trend rate would increase the accumulated post-retirement benefit obligation for medical plans as of Dec. 26, 1997 by $14 million and net post-retirement benefit expense for 1997 by $2 million. The discount rate used in determining the accumulated post-retirement benefit obligation was 7.5% for 1997, 1996 and 1995.

Other Plans

     Under collective bargaining agreements, the company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on number of employees covered, hours worked, tonnage moved or a combination thereof. The administrators of the multi-employer plans generally allocate funds received from participating companies to various health and welfare benefit plans and pension plans. Current information regarding such allocations has not been provided by the administrators. Total contributions of $152 million, $142 million and $148 million, respectively, were made to these plans in 1997, 1996 and 1995.

     Certain officers and key employees of CSXT participate in stock purchase, performance and award plans of CSX. CSXT is allocated its share of any cost to participate in these plans.

NOTE 12.   SUMMARY OF COMMITMENTS AND CONTINGENCIES.

Lease Commitments

     CSXT leases equipment under agreements with terms up to 21 years. Non-cancelable, long-term leases generally include provisions for maintenance, and options to purchase at fair value and to extend the terms. At Dec. 26, 1997, minimum equipment rentals under non-cancelable operating leases totaled approximately $173 million for 1998, $149 million for 1999, $131 million for 2000, $125 million for 2001, $119 million for 2002 and $895 million thereafter.

     Rent expense on equipment operating leases, including net daily rental charges on railroad operating equipment of $201 million, $205 million and $218 million in 1997, 1996 and 1995, respectively, amounted to $347 million in 1997, $366 million in 1996 and $390 million in 1995.

Purchase Commitment

     CSXT entered into agreements during 1993, 1996 and 1997 to purchase 450 locomotives. These large orders cover normal locomotive replacement needs for 1994 through 1998 and introduced alternating current traction technology to the locomotive fleet. CSXT has taken delivery of 50 direct current and 301 alternating current locomotives through Dec. 26, 1997. The remaining 99 alternating current units will be delivered in 1998.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 12.   SUMMARY OF COMMITMENTS AND CONTINGENCIES, Continued.

Commitments Related to Conrail Transaction

     In April 1997, CSXT entered into certain agreements pertaining to the joint acquisition of Conrail, Inc. (Conrail) by CSX and Norfolk Southern Corporation (Norfolk Southern). Under these agreements and other agreements to be completed or executed prior to the date that CSX and Norfolk Southern are permitted by the STB to exercise control over Conrail appropriate portions of the Conrail rail system are expected to be integrated with the CSXT system. Once the integration of the CSXT and Conrail lines occurs, CSXT will have material multi-year commitments under various leasing and operating agreements with certain Conrail entities. The amounts of these commitments have not yet been determined.

Contingent Liabilities and Long-Term Operating Agreements

     CSXT and its subsidiaries are contingently liable individually and jointly with others as guarantors of long-term debt and obligations principally relating to leased equipment, joint ventures and joint facilities. These contingent obligations were immaterial to the company's results of operations and financial position at Dec. 26, 1997.

     CSXT has various long-term railroad operating agreements that allow for exclusive operating rights over various railroad lines. Under these agreements, CSXT is obligated to pay usage fees of approximately $9 million annually. The terms of these agreements range from 30 to 40 years.

     CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at approximately 120 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and clean-up, which could be substantial.

     CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 250 sites, including the sites addressed under the Federal Superfund statute or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

     At least once each quarter, CSXT reviews its role, if any, with respect to each such location, giving consideration to the nature of CSXT's alleged connection to the location (i.e., generator, owner or operator), the extent of CSXT's alleged connection (i.e., volume of waste sent to the location and other relevant factors), the accuracy and strength of evidence connecting CSXT to the location, and the number, connection and financial position of other named and unnamed PRPs at the location. The ultimate liability for remediation can be difficult to determine with certainty because of the number and creditworthiness of PRPs involved. Through the assessment process, CSXT monitors the creditworthiness of such PRPs in determining ultimate liability.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 12.   SUMMARY OF COMMITMENTS AND CONTINGENCIES, Continued.

     Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at Dec. 26, 1997 and Dec. 27, 1996 were $99 million and $117 million, respectively.
These recorded liabilities include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the Dec. 26, 1997, environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

     The company does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, latent conditions at any given location could result in exposure, the amount and materiality of which cannot presently be reliably estimated. Based upon information currently available, however, the company believes that its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters will not materially affect its overall results of operations and financial position.

Legal Proceedings

     In  September  1997,  a state  court  jury in New  Orleans  returned a $2.5 billion punitive damages award against CSXT. The award was made in a class-action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 fire. The fire was caused by a leaking chemical tank car parked on CSXT tracks and resulted in the 36-hour evacuation of a New Orleans neighborhood. In the same case, the court awarded a group of 20 plaintiffs compensatory damages of approximately $2 million against the defendants, including CSXT, to which the jury assigned 15% of the responsibility for the incident. CSXT's liability under that compensatory damages award is not material.

     In October 1997, the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. CSXT believes this decision means that 8,000 other cases must be resolved before the punitive damage claims can be decided. CSXT is pursuing an aggressive strategy on all legal fronts, and management believes that any adverse outcome will not be material to CSXT's overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.

     A number of other legal actions are pending against CSXT in which claims are made in substantial amounts. While the ultimate results of environmental investigations, lawsuits and claims involving CSXT cannot be predicted with certainty, management does not currently expect that these matters will have a material adverse effect on the consolidated results of operations, financial position and cash flows of the company.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 13.   QUARTERLY DATA (Unaudited).

                                                            1997
                                        ---------------------------------------------

                                            1st        2nd         3rd         4th
                                         ---------- ----------- ----------- ----------

 Operating Revenue                       $  1,247   $   1,253   $  1,215    $  1,274
 Operating Income                             235         293        235         277
 Net Earnings                                 131         171        136         187


                                                            1996
                                        ---------------------------------------------

                                            1st        2nd         3rd         4th
                                         ---------- ----------- ----------- ----------

 Operating Revenue                       $  1,195   $   1,255   $  1,211    $  1,248
 Operating Income                             182         269        224         251
 Net Earnings                                 107         164        133         173



                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
            MANAGEMENT'S NARRATIVE ANALYSIS AND RESULTS OF OPERATIONS

1997 OPERATING RESULTS

     CSXT reported positive operating results in 1997. Operating revenue totaled $4.989 billion, an increase of $80 million or 2% over 1996. Operating income was a record $1.04 billion, a 12% increase over 1996. The 1997 results were primarily driven by strength in merchandise traffic, as well as continued emphasis on cost reduction.

Traffic By Commodity

                                                Carloads                  Revenue
                                               (Thousands)              (Millions of
                                                                          Dollars)
                                           --------------------     ---------------------
                                            1997       1996          1997       1996
                                          ---------  ---------     ---------  ----------

Automotive                                     387         367     $    543   $     520
Chemicals                                      435         409          747         721
Minerals                                       445         430          394         381
Food and Consumer                              149         134          163         148
Agricultural Products                          269         261          347         343
Metals                                         316         277          314         290
Forest Products                                471         466          499         499
Phosphates and Fertilizer                      506         511          292         279
Coal                                         1,714       1,711        1,560       1,584
                                          ---------  ---------     ---------  ----------

Total                                        4,692       4,566        4,859       4,765
                                          =========    =======

Other Revenue                                                           130         144
                                                                    --------    --------

Total Operating Revenue                                            $  4,989   $   4,909
                                                                   =========  ==========

     CSXT enjoyed growth in practically all merchandise commodity groups during 1997. Total merchandise traffic increased 4% over 1996, to 2.98 million carloads. This growth was largely attributable to targeted marketing efforts and stronger general demand.

     Demand for automobiles and light trucks remained strong in 1997, resulting in a 5% increase in carloads and a 4% increase in revenue over 1996. Chemical traffic benefited from steady demand for plastics as well as the success of the railroad's efforts to target truck traffic. The company hauled 435,000 carloads of chemicals, an increase of 6% over 1996. Corresponding revenues were $747 million in 1997 vs. $721 million in 1996.

     Shipments of coal were level with 1996 at 1.71 million carloads. Coal revenue totaled $1.56 billion in 1997, vs $1.58 billion in 1996. These results were adversely affected by mild temperatures across the eastern United States during the year, as well as weak demand for U.S. export coal due to the strong dollar.

     Cost control remained a priority. Operating expense was $3.95 billion vs. $3.98 billion in 1996. Lower operating expense was, to a large degree, achieved through the efforts of the company's Performance Improvement Teams (PITs), which removed approximately $115 million in costs through reductions of overtime and absenteeism, foreign car-hire days and maintenance costs. Cost reduction was furthered by the introduction of a new rail car distribution optimization system, which in its early stages yielded significant improvements in car utilization.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
      MANAGEMENT'S NARRATIVE ANALYSIS AND RESULTS OF OPERATIONS, CONTINUED

OTHER MATTERS

Conrail Transaction

     In April, 1997, CSXT entered into certain agreements pertaining to the joint acquisition of Conrail by CSX and Norfolk Southern. Under these agreements and other agreements to be completed or executed prior to the date that CSX and Norfolk Southern are permitted by the STB to exercise control over Conrail, appropriate portions of the Conrail rail system are expected to be integrated with the CSXT system. Following approval by the STB as described below, Conrail's assets will be segregated within Conrail, and CSX and Norfolk Southern will each benefit from the operation of a specified portion of the Conrail routes and other assets through the use of various operating arrangements. Certain Conrail assets will be operated for the joint benefit of CSX and Norfolk Southern.

     The exercise of control over Conrail by CSX and Norfolk Southern remains subject to a number of conditions and approvals, including approval by the STB, which has the authority to modify contract terms and impose additional conditions. CSX and Norfolk Southern filed an application for control of Conrail with the STB in June 1997. The STB has adopted a schedule that contemplates a decision in late July 1998. CSX believes that the STB will approve the joint application for control without imposing onerous conditions.

     CSXT is actively planning for the smooth integration of Conrail operations into its rail system after the STB control date. Plans involve all facets of combining the two systems, including: safety; customer service; train scheduling, switching, and routing; equipment utilization and track programs; commuter and passenger rail; marketing; technology; labor agreements; and administration. Related capital improvements to certain routes and facilities on the CSXT rail system also have been initiated. Operational integration is expected to take place once the necessary implementing agreements have been reached, which currently is anticipated in late 1998.

Safety Review

     On October 16, 1997, the Federal Railroad Administration (FRA) issued a report on a joint review of safety on the CSXT rail system. The review was undertaken as a cooperative effort with CSXT and rail labor, and was conducted between July and September 1997. CSXT and its labor representatives, in cooperation with the FRA, are actively addressing the issues cited in the report and have already initiated numerous actions to ensure that all issues are fully resolved. CSXT has improved its safety record dramatically over the past decade and, in recent years, has been among the safest Class I freight railroads in the nation. The cooperative effort with rail labor and the FRA reaffirms the commitment to safety by all parties involved and helps ensure that safety will remain the top priority as CSXT plans the integration of Conrail lines into its system.

Labor

     Discussions with labor representatives in connection with the Conrail acquisition are underway. In January 1998, the United Transportation Union
(UTU), which represents approximately 27% of CSXT's unionized workforce, announced its support for the CSX/Norfolk Southern joint acquisition of Conrail. In February 1998, the Brotherhood of Locomotive Engineers (BLE), which represents approximately 18% of CSXT's unionized workforce, announced that it was withdrawing its opposition to the transaction.

     Under CSXT's latest national agreement with the UTU and the BLE, study commissions were established to address key issues such as basis of pay, quality of work life and productivity improvements through work rule modifications. These commissions are meeting regularly and exploring projects that could lead to reaching consensus or creating a set of recommendations covering these important matters. At the request of the parties, the National Mediation Board is facilitating the discussions.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
      MANAGEMENT'S NARRATIVE ANALYSIS AND RESULTS OF OPERATIONS, CONTINUED

OTHER MATTERS, continued.

Year 2000 Planning

     CSXT has determined it will need to modify or replace portions of its software so its computer systems will function properly with respect to dates in the year 2000 and beyond. The company also has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with CSXT systems or otherwise impact the company's operations. The company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

     The company's comprehensive Year 2000 initiative is centrally managed by technology staff, utilizing outside consultants as necessary. The team's activities are designed to ensure that there is no adverse effect on CSXT core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The company is well under way with these efforts, which are scheduled to be completed in mid-1999. While the company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which CSXT systems and operations rely will be converted on a timely basis and will not have a material effect on the company. The cost of the Year 2000 initiatives is not expected to be material to the company's results of operations or financial position.

Forward Looking Statements

     Estimates and forecasts in Management's Narrative Analysis and Results of Operations are based on many estimates and assumptions about complex economic and operating factors with respect to industry performance, general business and economic conditions and other matters that cannot be predicted accurately and that are subject to contingencies over which the company has no control. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the company to differ materially from any future results, performance or achievements expressed or implied by such statements. Certain of those risks, uncertainties and other important factors that could cause actual results to differ materially include: future economic conditions in the markets in which CSXT and Conrail operate; financial market conditions; inflation rates; changing competition; changes in the economic regulatory climate in the U.S. railroad industry; the ability to eliminate duplicative administrative functions; and adverse changes in applicable laws, regulations or rules governing environmental, tax or accounting matters. These forward-looking statements speak only as of the date of this filing. CSXT disclaims any obligation or undertaking to disseminate any updates or revisions to any such statement to reflect changes in CSXT's expectations or any change in events, conditions or circumstances on which any such statements are based.