Form 10-Q
period 1998-03-27
CSX TRANSPORTATION INC
filed 1998-05-01
CIK 88128

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended March 27, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 27, 1998: 9,061,038 shares.

REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                            CSX TRANSPORTATION, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1998
                                      INDEX




                                                                     Page Number

PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.         Consolidated Statement of Earnings-
             Quarters Ended March 27, 1998 and March 28, 1997              3

2.         Consolidated Statement of Cash Flows-
             Quarters Ended March 27, 1998 and March 28, 1997              4

3.         Consolidated Statement of Financial Position-
             At March 27, 1998 and December 26, 1997                       5

Notes to Consolidated Financial Statements                                 6


Item 2:

Management's Analysis and Results of Operations                           10


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 12

Signature                                                                 12

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                              (Millions of Dollars)



                                                          (Unaudited)
                                                         Quarters Ended
                                                   ---------------------------
                                                    March 27,      March 28,
                                                      1998           1997
                                                   ------------   ------------

OPERATING REVENUE
    Merchandise                                    $      831      $     826
    Coal                                                  366            389
    Other                                                  54             32
                                                   -----------     ----------

        Transportation                                  1,251          1,247

OPERATING EXPENSE
    Labor and Fringe Benefits                             509            481
    Materials, Supplies and Other                         266            253
    Equipment Rent                                         84             86
    Depreciation                                          112            108
    Fuel                                                   67             84
                                                   -----------     ----------

        Total                                           1,038          1,012

OPERATING INCOME                                          213            235

Other Income (Expense)                                    (24)            (5)

Interest Expense                                           16             18
                                                   -----------     ----------

EARNINGS BEFORE INCOME TAXES                              173            212

Income Tax Expense                                         66             81
                                                   -----------     ----------

NET EARNINGS                                       $      107      $     131
                                                   ===========     ==========



See accompanying Notes to Consolidated Financial Statements.


                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                              (Millions of Dollars)



                                                                    (Unaudited)
                                                                   Quarters Ended
                                                               -----------------------
                                                               March 27,    March 28,
                                                                 1998         1997
                                                               ----------   ----------
OPERATING ACTIVITIES
    Net Earnings                                              $    107      $   131
    Adjustments to Reconcile Net Earnings to Net Cash
      Provided
        Depreciation                                               112          108
        Deferred Income Taxes                                       25           25
        Productivity/Restructuring Charge Payments                              (14)
                                                                    (8)
        Other Operating Activities                                               (3)
                                                                   (26)
        Changes in Operating Assets and Liabilities
           Accounts Receivable                                                  (56)
                                                                   (15)
           Materials and Supplies                                               (14)
                                                                   (32)
           Other Current Assets                                    (21)           1
           Accounts Payable                                        (10)          41
           Other Current Liabilities                               (11)          19
                                                              ---------     --------

           Net Cash Provided by Operating Activities               121          238
                                                              ---------     --------

INVESTING ACTIVITIES
    Property Additions                                            (235)         (72)
    Other Investing Activities                                       8           11
                                                              ---------     --------

           Net Cash Used by Investing Activities                  (227)         (61)
                                                              ---------     --------

FINANCING ACTIVITIES
    Long-Term Debt Issued                                            5            5
    Long-Term Debt Repaid                                          (30)         (33)
    Dividends Paid                                                 (35)         (35)
    Other Financing Activities                                       -           (2)
                                                              ---------     --------

           Net Cash Used by Financing Activities                   (60)         (65)
                                                              ---------     --------

    Net (Decrease) Increase in Cash and Cash Equivalents          (166)         112

CASH AND CASH EQUIVALENTS
    Cash and Cash Equivalents at Beginning of Period               474          207
                                                              ---------     --------

    Cash and Cash Equivalents at End of Period                $    308      $   319
                                                              =========     ========



See accompanying Notes to Consolidated Financial Statements.


                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  Consolidated Statement of Financial Position
                              (Millions of Dollars)


                                                          (Unaudited)
                                                            March 27,      December 26,
                                                             1998           1997
                                                          -----------     ----------

ASSETS
    Current Assets
        Cash and Cash Equivalents                         $      308      $     474
        Accounts and Notes Receivable                            152            138
        Materials and Supplies                                   163            131
        Deferred Income Taxes                                    118            116
        Other Current Assets                                      59             39
                                                          -----------     ----------

           Total Current Assets                                  800            898

        Properties-Net                                        10,030         10,016
        Affiliates and Other Companies                           212            207
        Other Long-Term Assets                                   285            282
                                                          -----------     ----------

           Total Assets                                   $   11,327      $  11,403
                                                          ===========     ==========

LIABILITIES
    Current Liabilities
        Accounts Payable                                  $      577      $     595
        Labor and Fringe Benefits Payable                        319            334
        Casualty, Environmental and Other Reserves               193            182
        Current Maturities of Long-Term Debt                      73            164
        Due to Parent Company                                     30             22
        Due to Affiliate                                          90             90
        Other Current Liabilities                                 23             21
                                                          -----------     ----------

           Total Current Liabilities                           1,305          1,408

        Casualty, Environmental and Other Reserves               540            582
        Long-Term Debt                                           814            839
        Deferred Income Taxes                                  2,609          2,582
        Other Long-Term Liabilities                              687            693
                                                          -----------     ----------

           Total Liabilities                                   5,955          6,104
                                                          -----------     ----------

SHAREHOLDER'S EQUITY
    Common Stock, $20 Par Value:
        Authorized 10,000,000 Shares;
        Issued and Outstanding 9,061,038 Shares                  181            181
    Other Capital                                              1,263          1,263
    Retained Earnings                                          3,928          3,855
                                                          -----------     ----------

           Total Shareholder's Equity                          5,372          5,299
                                                          -----------     ----------

           Total Liabilities and Shareholder's Equity     $   11,327      $  11,403
                                                          ===========     ==========


See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                       (All Tables in Millions of Dollars)

NOTE 1.  BASIS OF PRESENTATION

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Transportation, Inc. (CSXT) and its majority-owned subsidiaries as of March 27, 1998 and December 26, 1997, the results of their operations and their cash flows for the quarters ended March 27, 1998 and March 28, 1997, such adjustments being of a normal recurring nature. CSXT is a wholly-owned subsidiary of CSX Corporation (CSX).

        While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in CSXT's latest Form 10-K. Certain prior-year data have been reclassified to conform to the 1998 presentation.

NOTE 2.  FISCAL REPORTING PERIODS

        The company's fiscal year is composed of 52 weeks ending on the last Friday in December. The financial statements presented are for the 13-week quarters ended March 27, 1998 and March 28, 1997, and the fiscal year ended December 26, 1997.

NOTE 3.  ACCOUNTING PRONOUNCEMENTS

        CSXT adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income", at the beginning of fiscal year 1998. Statement No. 130 establishes standards for reporting and display of comprehensive earnings and its components in financial statements; however, the adoption of this Statement had no impact on the company's net earnings or shareholder's equity. There were no differences between net earnings and comprehensive earnings for the fiscal quarters ended March 27, 1998 and March 28, 1997; in addition, accumulated other comprehensive earnings was $-0- at March 27, 1998 and December 27, 1996.

        The FASB has issued two accounting pronouncements which the company will adopt in the fourth quarter of 1998. FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a public enterprise report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The Statement also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. Adoption of Statement No. 131 is not expected to have a material impact on the company's financial statements.

        FASB Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" requires revised disclosures about pension and other postretirement benefit plans. The company does not expect that adoption of the disclosure requirements of this pronouncement will have a material impact on its financial statements.

NOTE 4.  ACCOUNTS RECEIVABLE

           CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all rail freight accounts receivable to CSX Trade Receivables Corporation, a wholly-owned subsidiary of CSX. Accounts receivable sold under this agreement totaled $665 million at March 27, 1998 and $664 million at December 26, 1997. In addition, CSXT has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in all miscellaneous accounts receivable. Accounts receivable sold under this agreement totaled $46 million at March 27, 1998 and December 26, 1997. The sales of receivables have been reflected as reductions of "Accounts and Notes Receivable" in the Consolidated Statement of Financial Position. The

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 4.  ACCOUNTS RECEIVABLE, Continued

net losses associated with sales of receivables were $15 million and $14 million for the quarters ended March 27, 1998 and March 28, 1997, respectively.

NOTE 5.  OTHER INCOME (EXPENSE)

                                                         Quarters Ended
                                                    -------------------------
                                                   March 27,      March 28,
                                                      1998           1997
                                                   -----------    -----------
Interest Income                                    $        7      $       6
Income from Real Estate Operations(1)                       5              2
Net Losses from Accounts Receivable Sold                  (15)           (14)
Miscellaneous                                             (21)             1
                                                   -----------     ----------

    Total                                          $      (24)     $      (5)
                                                   ===========     ==========

(1) Gross revenue from real estate operations was $12 million and $9 million for the quarters ended March 27, 1998 and March 28, 1997, respectively.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

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

        In October 1997, the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. CSXT believes this decision means that 8,000 other cases must be resolved before the punitive damage claims can be decided. CSXT is pursuing an aggressive legal strategy, and management believes that any adverse outcome will not be material to its overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.

        CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at approximately 106 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

        CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at 264 sites, including sites addressed under the Federal Superfund statute or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 6.  COMMITMENTS AND CONTINGENCIES, Continued

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

        Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at March 27, 1998 and December 26, 1997, were $96 million and $99 million, respectively. These recorded liabilities include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the March 27, 1998 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

NOTE 7.  RELATED PARTIES.

        Cash and cash equivalents at March 27, 1998 and December 26, 1997, includes $337 million and $496 million, respectively, representing amounts due from CSX for CSXT's participation in the CSX cash management plan. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to repay all amounts due on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.

        Included in Materials, Supplies and Other expense are amounts related to a management service fee charged by CSX, data processing related charges from CSX Technology, Inc. (CSX Technology), and the reimbursement, under an operating agreement, from CSX Intermodal, Inc. (CSXI), for costs incurred by CSXT related to intermodal operations. The management service fee charged by CSX represents compensation for certain corporate services provided to CSXT. These services include, but are not limited

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 7.  RELATED PARTIES, Continued

to, development of corporate policy and long-range strategic plans, allocation of capital, placement of debt, maintenance of employee benefit plans, internal audit and tax administration. The data processing related charges are compensation to CSX Technology for the development, implementation and maintenance of computer systems, software and associated documentation for the day-to-day operations of CSXT. CSX Technology and CSXI are wholly-owned subsidiaries of CSX. Materials, Supplies and Other expense includes net expense of $79 million and $73 million for the quarters ended March 27, 1998 and March 28, 1997, respectively, relating to the above arrangements.

          In March 1996, CSXT entered into a loan agreement with CSX Insurance Company (CSX Insurance), a wholly-owned subsidiary of CSX, whereby CSXT may borrow up to $100 million from CSX Insurance. The loan is payable in full on demand. At March 27, 1998, $90 million was outstanding under the agreement. Interest on the loan is payable monthly at .25% over the LIBOR rate, and was 5.94% at March 27, 1998 and March 28, 1997. Interest expense incurred for each of the quarters ended March 27, 1998 and March 28, 1997 was $1 million relating to this loan agreement.







































                                      - 9 -
 ITEM 2.  MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

        Net earnings for the first quarter of 1998 were $107 million versus $131 million in the prior year period. The company achieved operating income of $213 million, 9% below last year's first quarter. Operating revenue of $1.25 billion remained level with the 1997 period.

        Operating expense rose 3 percent, primarily due to increased labor costs resulting from a wage increase last July and higher staffing levels in preparation for the Conrail integration.

                                                  OPERATING INCOME
                                                (Millions of Dollars)
                                        --------------------------------------
                                             Quarters Ended
                                        --------------------------
                                        March 27,      March 28,     Percent
                                           1998           1997       Change
                                        -----------    -----------  ----------
Operating Revenue
  Merchandise                           $      831     $      826       1%
  Coal                                         366            389      (6)%
  Other                                         54             32      69%
                                        -----------    -----------

    Total                                    1,251          1,247       -%

Operating Expense                                           1,012       3%
                                             1,038
                                        -----------    -----------

Operating Income                        $      213     $      235      (9)%
                                        ===========    ===========

        Coal volume declined 4 percent, to 39.7 million tons, reflecting slightly lower domestic demand and a weak export market. Coal revenue fell 6 percent from the 1997 period. Total merchandise traffic rose 2 percent, reflecting strong demand overall. Increases occurred in chemicals (up 4 percent); food and consumer products (up 9 percent); metals (up 6 percent); and phosphates and fertilizer (up 8 percent).

OUTLOOK
-------

        Entering the second quarter, weak export coal demand and high domestic utility coal inventory levels are expected to continue to impact rail traffic and revenues. CSXT will continue working on service improvements, which should help it gain merchandise traffic. The company also will continue to prepare for the smooth integration of its portion of Conrail, which promises to open markets. Operations will reflect increased costs over the balance of the year for hiring and training of employees and other activities related to the Conrail integration.

OTHER MATTERS
-------------

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

           The exercise of control over Conrail by CSX and Norfolk Southern remains subject to a number of conditions and approvals, including approval by the STB, which has the authority to modify contract terms and impose additional conditions. CSX and Norfolk Southern filed an application for control of Conrail with the STB in June 1997. The STB has adopted a schedule that contemplates a decision in late July

ITEM 2.   MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

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

Litigation

        In September 1997, a state court jury in New Orleans, Louisiana returned a $2.5 billion punitive damages award against CSXT. The award was made in a class action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 fire. The fire was caused by a leaking chemical tank car parked on CSXT tracks and resulted in the 36-hour evacuation of a New Orleans neighborhood. In the same case, the court awarded a group of 20 plaintiffs compensatory damages of approximately $2 million against the defendants, including CSXT, to which the jury assigned 15% of the responsibility for the incident. CSXT's liability under that compensatory damages award is not material and adequate provision was made for the award in a prior year.

        In October 1997, the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. CSXT believes this decision means that 8,000 other cases must be resolved before the punitive damage claims can be decided. CSXT is pursuing an aggressive legal strategy, and management believes that any adverse outcome will not be material to its overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.

                      -------------------------------------

           Estimates and forecasts in Management's Analysis and Results of Operations are based on many estimates and assumptions about complex economic and operating factors with respect to industry performance, general business and economic conditions and other matters that cannot be predicted accurately and that are subject to contingencies over which the company has no control. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the company to differ materially from any future results, performance or achievements expressed or implied by such statements. Certain of those risks, uncertainties and other important factors that could cause actual results to differ materially include: future economic conditions in the markets in which CSXT and Conrail operate; financial market conditions; inflation rates; changing competition; changes in the economic regulatory climate in the U.S. railroad industry; the ability to eliminate duplicative administrative functions; and adverse changes in applicable laws, regulations or rules governing environmental, tax or accounting matters. These forward-looking statements speak only as of the date of this filing. CSXT disclaims any obligation or undertaking to disseminate any updates or revisions to any such statement to reflect changes in CSXT's expectations or any change in events, conditions or circumstances on which any such statements are based.

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

                                               CSX TRANSPORTATION, INC.
                                               (Registrant)


                                           By:  /s/JAMES L. ROSS
                                                ----------------
                                                 James L. Ross
                                                 (Principal Accounting Officer)
Dated:  May 1, 1998