Form 10-Q
period 1998-06-26
CSX TRANSPORTATION INC
filed 1998-08-10
CIK 88128

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended June 26, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 26, 1998: 9,061,038 shares.

REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 26, 1998
                                      INDEX




                                                                    Page Number

PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.         Consolidated Statement of Earnings-
             Quarters Ended June 26, 1998 and June 27, 1997                   3

2.         Consolidated Statement of Cash Flows-
             Six Months Ended June 26, 1998 and June 27, 1997                 4

3.         Consolidated Statement of Financial Position-
             At June 26, 1998 and December 26, 1997                           5

Notes to Consolidated Financial Statements                                    6


Item 2:

Management's Analysis and Results of Operations                              11


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    15

Signature                                                                    15

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                              (Millions of Dollars)



                                                             (Unaudited)
                                              Quarters Ended            Six Months Ended
                                          ------------------------   ------------------------
                                          June 26,      June 27,      June 26,     June 27,
                                            1998          1997          1998         1997
                                          ----------   -----------   -----------  -----------


OPERATING REVENUE
    Merchandise                           $     842     $     841      $   1,673     $   1,667
    Coal                                        373           382            739           771
    Other                                        34            30             88            62
                                          ----------    ----------     ----------    ----------

        Total                                 1,249         1,253          2,500         2,500

OPERATING EXPENSE
    Labor and Fringe Benefits                   473           469            982           950
    Materials, Supplies and Other               205           161            391           341
      Related Party Service Fees                 70            62            150           135
    Equipment Rent                               89            86            173           172
    Depreciation                                112           109            224           217
    Fuel                                         62            73            129           157
                                          ----------    ----------     ----------    ----------

        Total                                 1,011           960          2,049         1,972

OPERATING INCOME                                238           293            451           528

Other Income (Expense)                          (27)           (1)           (51)           (6)

Interest Expense                                 16            17             32            35
                                          ----------    ----------     ----------    ----------

EARNINGS BEFORE INCOME TAXES                    195           275            368           487

Income Tax Expense                               71           104            137           185
                                          ----------    ----------     ----------    ----------

NET EARNINGS                              $     124     $     171      $     231     $     302
                                          ==========    ==========     ==========    ==========

See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                              (Millions of Dollars)



                                                                    (Unaudited)
                                                                  Six Months Ended
                                                               -----------------------
                                                               June 26,     June 27,
                                                                 1998         1997
                                                               ----------   ----------

OPERATING ACTIVITIES
    Net Earnings                                              $    231      $    302
    Adjustments to Reconcile Net Earnings to Net Cash
      Provided
        Depreciation                                               223           217
        Deferred Income Taxes                                       84            60
        Productivity/Restructuring Charge Payments                 (17)          (22)
        Other Operating Activities                                 (18)           (8)
        Changes in Operating Assets and Liabilities
           Accounts Receivable                                      38           (26)
           Materials and Supplies                                  (39)           (7)
           Other Current Assets                                    (35)          (30)
           Accounts Payable                                         83            18
           Other Current Liabilities                               (66)           62
                                                              ----------    ----------

           Net Cash Provided by Operating Activities               484           566
                                                              ----------    ----------

INVESTING ACTIVITIES
    Property Additions                                            (554)         (219)
    Other Investing Activities                                     (37)           15
                                                              ----------    ----------

           Net Cash Used by Investing Activities                  (591)         (204)
                                                              ----------    ----------

FINANCING ACTIVITIES
    Long-Term Debt Issued                                          166             5
    Long-Term Debt Repaid                                          (46)          (50)
    Dividends Paid                                                 (74)          (69)
    Other Financing Activities                                      (1)           (2)
                                                              ----------    ----------

           Net Cash Provided (Used) by Financing Activities         45         ( 116)
                                                              ----------    ----------

    Net (Decrease) Increase in Cash and Cash Equivalents           (62)          246

CASH AND CASH EQUIVALENTS
    Cash and Cash Equivalents at Beginning of Period               474           207
                                                              ----------    ----------

    Cash and Cash Equivalents at End of Period                $    412      $    453
                                                              ==========    ==========

See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  Consolidated Statement of Financial Position
                              (Millions of Dollars)

                                                          (Unaudited)
                                                             June 26,      December 26,
                                                             1998           1997
                                                          -----------     ----------

ASSETS
    Current Assets
        Cash and Cash Equivalents (principally             $      412     $       474
         investment in CSX Cash Management Plan-see Note 7)
        Accounts Receivable                                        99             138
        Materials and Supplies                                    170             131
        Deferred Income Taxes                                     114             116
        Other Current Assets                                       73              39
                                                          ------------    ------------

           Total Current Assets                                   868             898

    Properties                                                 14,610          14,261
    Accumulated Depreciation                                   (4,381)         (4,245)
                                                             ---------       ---------

          Properties-Net                                       10,229          10,016

    Affiliates and Other Companies                                214             207
    Other Long-Term Assets                                        351             282
                                                          ------------    ------------

           Total Assets                                    $   11,662     $    11,403
                                                          ============    ============

LIABILITIES
    Current Liabilities
        Accounts Payable                                   $      684     $       595
        Labor and Fringe Benefits Payable                         269             334
        Casualty, Environmental and Other Reserves                188             182
        Current Maturities of Long-Term Debt                       83             164
        Due to Parent Company                                      16              22
        Due to Affiliate                                           90              90
        Other Current Liabilities                                  21              21
                                                          ------------    ------------

           Total Current Liabilities                            1,351           1,408

    Casualty, Environmental and Other Reserves                    540             582
    Long-Term Debt                                                948             839
    Deferred Income Taxes                                       2,679           2,582
    Other Long-Term Liabilities                                   663             693
                                                          ------------    ------------

           Total Liabilities                                    6,181           6,104
                                                          ------------    ------------

SHAREHOLDER'S EQUITY
    Common Stock, $20 Par Value:
        Authorized 10,000,000 Shares;
        Issued and Outstanding 9,061,038 Shares                   181             181
    Other Capital                                               1,288           1,263
    Retained Earnings                                           4,012           3,855
                                                          ------------    ------------

           Total Shareholder's Equity                           5,481           5,299
                                                          ------------    ------------

           Total Liabilities and Shareholder's Equity      $   11,662     $    11,403
                                                          ============    ============

See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                       (All Tables in Millions of Dollars)

NOTE 1.  BASIS OF PRESENTATION

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Transportation, Inc. (CSXT) and its majority-owned subsidiaries at June 26, 1998 and December 26, 1997, the results of their operations for the quarters and six months ended June 26, 1998 and June 27, 1997, and their cash flows for the six months ended June 26, 1998 and June 27, 1997, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 1998 presentation. CSXT is a wholly-owned subsidiary of CSX Corporation (CSX).

        While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in CSXT's latest Form 10-K.

        The company's fiscal year is composed of 52 weeks ending on the last Friday in December. The financial statements presented are for the 13-week quarters and 26-week periods ended June 26, 1998 and June 27, 1997, and the fiscal year ended December 26, 1997.

NOTE 2.  ACCOUNTING PRONOUNCEMENTS

        CSXT adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income", at the beginning of fiscal year 1998. Statement No. 130 establishes standards for reporting and display of comprehensive earnings and its components in financial statements; however, the adoption of this Statement had no impact on the company's net earnings or shareholder's equity. There were no differences between net earnings and comprehensive earnings for the fiscal quarters ended June 26, 1998 and June 27, 1997; in addition, there were no accumulated other comprehensive earnings at June 26, 1998 and December 26, 1997.

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

        The FASB has also issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives on the statement of financial position, measured at fair value. The statement also sets forth new accounting rules for gains or losses resulting from changes in the values of derivatives. The company does not currently use derivative financial instruments, but would expect to adopt this statement in the fourth quarter of 1999 to the

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 2.  ACCOUNTING PRONOUNCEMENTS, Continued

extent it may apply at that time. The company would not expect the adoption of Statement No. 133 to have a material impact on its financial statements.

NOTE 3.  ACCOUNTS RECEIVABLE

        CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all its rail freight accounts receivable to CSX Trade Receivables Corporation, a wholly-owned subsidiary of CSX. Accounts receivable sold under this agreement totaled $705 million at June 26, 1998 and $664 million at December 26, 1997. In addition, CSXT has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in all miscellaneous accounts receivable. Accounts receivable sold under this agreement totaled $46 million at June 26, 1998 and December 26, 1997. The sales of receivables have been reflected as reductions of "Accounts and Notes Receivable" in the Consolidated Statement of Financial Position. The net losses associated with sales of receivables were $15 million and $30 million for the quarter and six months ended June 26, 1998, respectively, and $15 million and $29 million for the quarter and six months ended June 27, 1997, respectively.

NOTE 4.  OTHER INCOME (EXPENSE)

                                                Quarters Ended         Six Months Ended
                                             ---------------------   ---------------------
                                             June 26,    June 27,    June 26,    June 27,
                                               1998        1997        1998        1997
                                             ---------   ---------   ---------   ---------


Interest Income                              $      8     $     7      $    15     $     13
Income from Real Estate Operations(1)               9           4           14            6
Net Losses from Accounts Receivable Sold          (15)        (15)         (30)         (29)
Conrail Transition Expenses                       (31)          -          (50)           -
Miscellaneous                                       2           3            -            4
                                             ---------    ---------    ---------   ---------

    Total                                    $    (27)    $    (1)     $   (51)    $     (6)
                                             =========    =========    =========   =========


(1) Gross revenue from real estate operations was $17 million and $29 million for the quarter and six months ended June 26, 1998, respectively, and $11 million and $20 million for the quarter and six months ended June 27, 1997, respectively.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

Telecommunications Contract
---------------------------

        In July 1998, CSXT entered into an agreement with a major telecommunications vendor to provide and manage its domestic and international data and voice communications networks. The contract extends five years at a total cost of approximately $350 million. It replaces an agreement with another telecommunications vendor that expired on June 30, 1998.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 5.  COMMITMENTS AND CONTINGENCIES, Continued

Environmental Contingencies
---------------------------

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

        CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at 253 sites, including sites addressed under the Federal Superfund statute or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

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

        Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at June 26, 1998 and December 26, 1997, were $87 million and $99 million, respectively. These recorded liabilities, which are undiscounted, include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the June 26, 1998 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

Litigation and Other Contingencies
----------------------------------

        In September 1997, a state court jury in New Orleans returned a $2.5 billion punitive damages award against CSXT. The award was made in a class-action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 fire. The fire was caused by a leaking chemical tank car parked on CSXT tracks and resulted in the 36-hour evacuation of a New Orleans neighborhood. In the same case, the court awarded a group of 20 plaintiffs compensatory damages of approximately $2 million against the defendants, including CSXT, to which the jury assigned 15 percent of the responsibility for the incident. CSXT's liability under that compensatory damages award is not material.

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

        A number of other legal actions are pending against CSXT in which claims are made in substantial amounts. While the ultimate results of environmental investigations, lawsuits and claims involving CSXT cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the company.

NOTE 6.  RELATED PARTIES

        Cash and cash equivalents at June 26, 1998 and December 26, 1997, includes $420 million and $496 million, respectively, representing amounts due from CSX for CSXT's participation in the CSX cash management plan. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to repay all amounts due on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 6.  RELATED PARTIES, Continued

        Related Party Service Fees expense consists of amounts related to a management service fee charged by CSX, data processing related charges from CSX Technology, Inc. (CSX Technology); the reimbursement, under an operating agreement, from CSX Intermodal, Inc. (CSXI), for costs incurred by CSXT related to intermodal operations; charges from Total Distribution Services, Inc. (TDSI), for services provided at automobile ramps; and charges from Bulk Intermodal Distribution Services, Inc. (BIDS) for services provided at bulk commodity facilities. The management service fee charge by CSX represents compensation for certain corporate services provided to CSXT. These services include, but are not limited to, development of corporate policy and long-range strategic plans, allocation of capital, placement of debt, maintenance of employee benefit plans, internal audit and tax administration. The fee is calculated as a percentage of CSX's investment in CSXT which is identical to the method used to determine the management fee charged to all other major subsidiaries of CSX. Management believes this to be a reasonable method. The data processing related charges are compensation to CSX Technology for the development, implementation and maintenance of computer systems, software and associated documentation for the day-to-day operations of CSXT. CSX Technology, CSXI, TDSI, and BIDS are wholly-owned subsidiaries of CSX.

          In March 1996, CSXT entered into a loan agreement with CSX Insurance Company (CSX Insurance), a wholly-owned subsidiary of CSX, whereby CSXT may borrow up to $100 million from CSX Insurance. The loan is payable in full on demand. At June 26, 1998, $90 million was outstanding under the agreement. Interest on the loan is payable monthly at .25% over the LIBOR rate, and was 5.91% at June 26, 1998. Interest expense incurred for the quarter and six months ended June 26, 1998 was $2 million and $3 million, respectively, and $2 million and $3 million for the quarter and six months ended June 27, 1997, relating to this loan agreement.

ITEM 2. MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

        Net earnings for the second quarter of 1998 were $124 million versus $171 million in the prior year period. The company achieved operating income of $238 million, 19 percent below last year's second quarter. Total operating revenue of $1.25 billion was level with 1997's second quarter.

        Operating expense for the quarter increased 5 percent to $1.01 billion.

                                                OPERATING INCOME
                                              (Millions of Dollars)
                      ----------------------------------------------------------------------
                          Quarters Ended                     Six Months Ended
                      ------------------------            -----------------------
                      June 26,      June 27,   Percent    June 26,     June 27,    Percent
                        1998          1997      Change      1998         1997       Change
                      ----------   ----------- ---------  ----------   ----------  ---------

Operating Revenue
 Merchandise          $     842    $     841        -%    $  1,673     $   1,667        -%
  Coal                      373          382      (2)%         739           771      (4)%
  Other                      34           30      13%           88            62      42%
                      ----------   -----------            ----------   ----------

    Total                 1,249        1,253        -%       2,500         2,500        -%

Operating Expense         1,011          960       5%        2,049         1,972       4%
                      ----------   -----------            ----------   ----------

Operating Income      $     238    $     293     (19)%    $    451     $     528     (15)%
                      ==========   ===========            ==========   ==========


        Coal volume declined 1 percent, to 40.3 million tons, significantly impacted by a 22 percent decline in higher-rated export coal. Total coal revenue declined 2 percent from the 1997 period. Total merchandise traffic rose 3 percent due to generally strong demand. The largest increases were in autos and parts, minerals, and metals (each up 6 percent); and phosphates and fertilizer (up 7 percent). On the downside, food and consumer products fell 10 percent. Due to changes in the traffic mix, total merchandise revenue remained almost level with the prior-year period.

        Operating expense rose 5 percent to $1.01 billion. The principal items contributing to the increase in operating expense were preparation for Year 2000 together with higher costs related to litigation, casualty claims and equipment repairs, partially offset by lower fuel costs.

Outlook
-------

        Entering the third quarter, weak export coal demand and the General Motors strike are among the factors expected to impact rail traffic and revenues. CSXT will continue working on service improvements, which should help it gain merchandise traffic. The company also will continue to prepare for the smooth integration of its portion of Conrail, which promises to open markets. Rail operations will reflect increased costs over the balance of the year for hiring and training of employees and other activities related to the Conrail integration.

Other Matters
-------------

Conrail Transaction

        In April, 1997, CSXT entered into certain agreements pertaining to the joint acquisition of Conrail by CSX and Norfolk Southern. Under these agreements and other agreements to be completed or executed among the parties, appropriate portions of the Conrail rail system are expected

ITEM 2.        MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

to be integrated with the CSXT system. Conrail's assets will be segregated within Conrail, and CSX and Norfolk Southern will each benefit from the operation of a specified portion of the Conrail routes and other assets through the use of various operating arrangements. Certain Conrail assets will be operated for the joint benefit of CSX and Norfolk Southern.

        The exercise of control over Conrail by CSX and Norfolk Southern was subject to a number of conditions and approvals, including approval by the STB, which has the authority to modify contract terms and impose additional conditions. CSX and Norfolk Southern filed an application for control of Conrail with the STB in June 1997. On July 23, 1998, following an extensive review, the STB issued a written decision approving the application with limited conditions. On August 22, 1998, that decision is expected to become effective so that CSX and Norfolk Southern will be permitted to exercise joint control over Conrail.

        CSXT is actively planning for the smooth integration of Conrail operations into its rail system after the STB control date. Plans involve all facets of combining the two systems, including: safety; customer service; train scheduling, switching and routing; equipment utilization and track programs; commuter and passenger rail operations; marketing; technology; labor agreements; and administration. Related capital improvements to certain routes and facilities on the CSXT rail system also have been initiated. Operational integration is expected to take place once the necessary implementing agreements have been reached, which currently is anticipated in late 1998 or early 1999.

Year 2000 Planning

        In 1996, CSX began a comprehensive initiative to address and resolve potential exposure associated with the functioning of its information technology systems and non-information technology systems that include embedded technology with respect to dates in the Year 2000 and beyond. The scope of the project includes all CSXT operations. Overall, the Year 2000 initiative is currently proceeding on schedule with completion of all key areas expected by mid-1999.

        With respect to core mainframe information technology, CSX estimates that it has addressed and resolved the Year 2000 issue with respect to 87% of the COBOL applications and 22% of the non-COBOL applications affecting CSXT. The remediation of data center hardware and software is progressing, and a major portion of software and hardware products have been upgraded. In cases where a vendor has not yet released a Year 2000 ready version of their product, installation will be scheduled when the compliant version becomes available. CSX anticipates that it will have resolved the Year 2000 issue for all of CSXT's mission critical applications by the end of 1998 and for all non-mission critical applications by June 1999.

        With respect to distributed information technology, project managers have been assigned to assess and remediate CSXT's distributed applications with a view to completion by early 1999.

        With respect to electronic commerce transmissions, applications are being upgraded to Year 2000 standards as part of the regular application maintenance effort. Because the potential exists that not all of CSXT's trading partners will achieve Year 2000 compliance, preparations are being made to accommodate non-Year 2000 electronic commerce transmissions as well as Year 2000 ready transmissions.

        With respect to non-information technology systems, assessments of CSXT's rail classification yards and office facilities are currently being conducted. These assessments are expected to be

ITEM 2.        MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

completed by October 1998. In July 1997, CSXT's rail transportation dispatch systems were tested for Year 2000 complications with the vendor and, based on the results of the tests, the vendor has been making upgrades to such systems which are expected to be completed by the end of 1998.

        As part of its Year 2000 initiative, communication is in place with CSXT's significant suppliers, large customers and financial institutions to assess their Year 2000 readiness. Interface tests with CSXT's external trading partners are expected to be conducted in 1999 upon completion of internal testing of remediated applications.

        In connection with the integration of the CSXT and Conrail rail systems, CSX and Norfolk Southern are jointly addressing the Year 2000 compliance of Conrail's core information technology applications and non-information technology embedded systems. Certain of Conrail's operations are being made Year 2000 compliant as a contingency in the event that there are delays in the integration or Conrail continues to operate such systems after the integration is completed.

        CSXT has incurred total expense of $18 million to date related to the Year 2000 issue, which represents approximately 7% of its budget for information technology services for the related periods. The remaining cost of the Year 2000 initiative is presently estimated at $32 million which will be expensed as incurred. The cost of the initiative is being funded by cash generated from operations. The remaining cost and the date on which CSXT believes the Year 2000 initiative will be completed are based on management's current estimates, which are derived utilizing numerous assumptions of future events including the continued availability of certain resources, and are inherently uncertain. The Year 2000 initiative has not had a significant impact on other CSXT information technology development projects.

        CSXT believes the planning and remediation efforts currently underway are adequate to address its Year 2000 concerns. There can be no assurance, however, that those efforts will be successful in a task of this size and complexity. The company is currently assessing the consequences of its Year 2000 initiative not being completed on schedule or its remediation efforts not being successful. Upon completion of such assessment, the company will begin contingency planning, including efforts to address potential disruptions in third-party services, such as telecommunications and electricity, on which its systems and operations rely. There can be no assurance that these contingency plans or efforts with respect to third parties will prevent a material adverse effect on CSXT's operations or financial condition.

Litigation

        In September 1997, a state court jury in New Orleans, Louisiana returned a $2.5 billion punitive damages award against CSXT. The award was made in a class action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 fire. The fire was caused by a leaking chemical tank car parked on CSXT tracks and resulted in the 36-hour evacuation of a New Orleans neighborhood. In the same case, the court awarded a group of 20 plaintiffs compensatory damages of approximately $2 million against the defendants, including CSXT, to which the jury assigned 15 percent of the responsibility for the incident. CSXT's liability under that compensatory damages award is not material and adequate provision was made for the award in a prior year.

ITEM 2.        MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

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

               --------------------------------------------------


        This Quarterly Report contains certain forward-looking statements about the financial position, results of operations and business of the company after the integration of Conrail. Such forward-looking statements are subject to certain uncertainties and other factors that may cause actual results to differ materially from the views, beliefs, and projections expressed in such statements. The words "believe", "expect", "anticipate", "project", and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the company. Any such statement speaks only as of the date the statement was made. The company undertakes no obligation to update or revise any forward-looking statement.

        Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (i) costs savings expected from the integration of Conrail may not be fully realized or realized within the time frame anticipated,
(ii) revenues  following the  integration of Conrail may be lower than expected,
(iii) cost or difficulties related to the integration of Conrail may be greater than expected, (iv) general economic or business conditions, including an increase in fuel prices, a tightening of the labor market or changes in demands of organized labor resulting in higher wages, increased benefits or other costs or disruption of operations, and the impact of the General Motors strike, may adversely affect the businesses of the company, (v) legislative or regulatory changes may adversely affect the businesses of the company, (vi) changes may occur in the securities markets, and (vii) disruptions of the operations of the company or any other governmental or private entity may occur as a result of issues related to the Year 2000. For additional factors, please refer to the company's annual report on Form 10-K for the fiscal year ended December 26, 1997.

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

                                               CSX TRANSPORTATION, INC.
                                               (Registrant)


                                           By:  /s/JAMES L. ROSS
                                                ----------------
                                               James L. Ross
                                               (Principal Accounting Officer)
Dated:  August 10, 1998