Form 10-Q
period 1998-09-25
CSX TRANSPORTATION INC
filed 1998-11-09
CIK 88128

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended September 25, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 25, 1998: 9,061,038 shares.

REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 1998
                                      INDEX




                                                                     Page Number

PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.         Consolidated Statement of Earnings-
             Quarters and Nine Months Ended September 25, 1998 and
             September 26, 1997                                              3

2.         Consolidated Statement of Cash Flows-
             Nine Months Ended September 25, 1998 and September 26, 1997     4

3.         Consolidated Statement of Financial Position-
             At September 25, 1998 and December 26, 1997                     5

Notes to Consolidated Financial Statements                                   6


Item 2:

Management's Analysis and Results of Operations                             11


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   17

Signature                                                                   17

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                              (Millions of Dollars)



                                                                (Unaudited)
                                                Quarters Ended              Nine Months Ended
                                          ---------------------------- ----------------------------
                                           Sept. 25,      Sept. 26,      Sept. 25,     Sept. 26,
                                              1998          1997           1998          1997
                                          ------------- -------------- ----------------------------

OPERATING REVENUE
    Merchandise                           $     787      $     794       $   2,460      $   2,461
    Coal                                        381            390           1,120          1,161
    Other                                        33             31             121             93
                                          ----------     -----------     ----------     ----------

        Total                                 1,201          1,215           3,701          3,715
                                          ----------     -----------     ----------     ----------

OPERATING EXPENSE
    Labor and Fringe Benefits                   484            480           1,466          1,430
    Materials, Supplies and Other               226            165             617            506
      Related Party Service Fees                 88             74             238            209
    Equipment Rent                               92             87             265            259
    Depreciation                                112            108             336            325
    Fuel                                         57             66             186            223
      Restructuring Credit                      (30)             -             (30)             -
                                          ----------     -----------     ----------     ----------

        Total                                 1,029            980           3,078          2,952
                                          ----------     -----------     ----------     ----------

OPERATING INCOME                                172            235             623            763

Other Income (Expense)                          (48)            14             (99)             8

Interest Expense                                 17             18              49             53
                                          ----------     -----------     ----------     ----------

EARNINGS BEFORE INCOME TAXES                    107            231             475            718

Income Tax Expense                               40             95             177            280
                                          ----------     -----------     ----------     ----------

NET EARNINGS                              $      67      $     136       $     298      $     438
                                          ==========     ===========     ==========     ==========

See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                              (Millions of Dollars)


                                                                    (Unaudited)
                                                                  Nine Months Ended
                                                             -------------------------
                                                               Sept. 25,      Sept. 26,
                                                                 1998           1997
                                                              -----------    ----------

OPERATING ACTIVITIES
    Net Earnings                                              $    298      $    438
    Adjustments to Reconcile Net Earnings
      to Net Cash Provided
        Depreciation                                               336           325
        Deferred Income Taxes                                      103           132
        Restructuring Credit                                       (30)            -
        Productivity/Restructuring Charge Payments                 (21)          (35)
        Other Operating Activities                                 (21)          (23)
        Changes in Operating Assets and Liabilities
           Accounts Receivable                                     (27)          (70)
           Materials and Supplies                                  (25)          (13)
           Other Current Assets                                    (33)          (35)
           Accounts Payable                                         22            21
           Other Current Liabilities                               (20)           14
                                                              ----------    ---------

           Net Cash Provided by Operating Activities               582           754
                                                              ----------    ---------

INVESTING ACTIVITIES
    Property Additions                                            (825)         (398)
    Other Investing Activities                                     (33)            9
                                                              ----------    ---------

           Net Cash Used by Investing Activities                  (858)         (389)
                                                              ----------    ---------

FINANCING ACTIVITIES
    Long-Term Debt Issued                                          166             5
    Long-Term Debt Repaid                                          (54)          (60)
    Dividends Paid                                                (104)         (104)
    Other Financing Activities                                      (1)           (3)
                                                              ----------    ---------

           Net Cash Provided (Used) by Financing Activities          7          (162)
                                                              ----------    ---------

    Net (Decrease) Increase in Cash and Cash Equivalents          (269)          203

CASH AND CASH EQUIVALENTS
    Cash and Cash Equivalents at Beginning of Period               474           207
                                                              ----------    ---------

    Cash and Cash Equivalents at End of Period                $    205      $    410
                                                              ==========    =========

See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  Consolidated Statement of Financial Position
                              (Millions of Dollars)

                                                           (Unaudited)
                                                            Sept. 25,      Dec. 26,
                                                              1998           1997
                                                          -------------- --------------

ASSETS
    Current Assets
        Cash and Cash Equivalents                          $      205     $       474
        Accounts Receivable                                       165             138
        Materials and Supplies                                    156             131
        Deferred Income Taxes                                     154             116
        Other Current Assets                                       72              39
                                                          ------------    ------------

           Total Current Assets                                   752             898

    Properties                                                 14,810          14,261
    Accumulated Depreciation                                   (4,422)         (4,245)
                                                          ------------    ------------

           Properties-Net                                      10,388          10,016

    Affiliates and Other Companies                                217             207
    Other Long-Term Assets                                        331             282
                                                          ------------    ------------

           Total Assets                                    $   11,688     $    11,403
                                                          ============    ============

LIABILITIES
    Current Liabilities
        Accounts Payable                                   $      614     $       595
        Labor and Fringe Benefits Payable                         260             334
        Casualty, Environmental and Other Reserves                168             182
        Current Maturities of Long-Term Debt                      101             164
        Due to Parent Company                                      25              22
        Due to Affiliate                                           90              90
        Other Current Liabilities                                  75              21
                                                          ------------    ------------

           Total Current Liabilities                            1,333           1,408

    Casualty, Environmental and Other Reserves                    515             582
    Long-Term Debt                                                923             839
    Deferred Income Taxes                                       2,738           2,582
    Other Long-Term Liabilities                                   659             693
                                                          ------------    ------------

           Total Liabilities                                    6,168           6,104
                                                          ------------    ------------

SHAREHOLDER'S EQUITY
    Common Stock, $20 Par Value:
        Authorized 10,000,000 Shares;
        Issued and Outstanding 9,061,038 Shares                   181             181
    Other Capital                                               1,294           1,263
    Retained Earnings                                           4,045           3,855
                                                          ------------    ------------

           Total Shareholder's Equity                           5,520           5,299
                                                          ------------    ------------

           Total Liabilities and Shareholder's Equity      $   11,688     $    11,403
                                                          ============    ============

See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                       (All Tables in Millions of Dollars)

NOTE 1.  BASIS OF PRESENTATION

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Transportation, Inc. (CSXT) and its majority-owned subsidiaries at September 25, 1998 and December 26, 1997, the results of their operations for the quarters and nine months ended September 25, 1998 and September 26, 1997, and their cash flows for the nine months ended September 25, 1998 and September 26, 1997, such adjustments being of a normal recurring nature. CSXT is a wholly-owned subsidiary of CSX Corporation (CSX).

        While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in CSXT's latest Form 10-K.

        The company's fiscal year is composed of 52 weeks ending on the last Friday in December. The financial statements presented are for the 13-week quarters and 39-week periods ended September 25, 1998 and September 26, 1997. The current fiscal year will end on December 25, 1998; and the prior fiscal year ended December 26, 1997.

NOTE 2.  ACCOUNTING PRONOUNCEMENTS

        CSXT adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income", at the beginning of fiscal year 1998. Statement No. 130 establishes standards for reporting and display of comprehensive earnings and its components in financial statements; however, the adoption of this Statement had no impact on the company's net earnings or shareholder's equity. There were no differences between net earnings and comprehensive earnings for the fiscal quarters and nine months ended September 25, 1998 and September 26, 1997; in addition, there were no accumulated other comprehensive earnings at September 25, 1998 and December 26, 1997.

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

        FASB Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" requires revised disclosures about pension and other postretirement benefit plans. The company does not expect that adoption of this pronouncement will have a material impact on its financial statements.

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

financial instruments, but would expect to adopt this statement in the fourth quarter of 1999 to the extent it may apply at that time. The company would not expect the adoption of Statement No. 133 to have a material impact on its financial statements.

NOTE 3.  RESTRUCTURING CREDIT

        In July 1998, CSXT entered into an agreement with a third-party vendor to provide telecommunications services for a five-year term. The agreement replaced a 1995 contract with a previous vendor. At the inception of the 1995 contract, CSXT recorded a restructuring charge which included a provision for separation and labor protection payments to employees whose positions were expected to be eliminated. As a result of the 1998 agreement, certain of those positions will not be eliminated and the related separation and labor protection costs will not be incurred. Accordingly, the company recorded a restructuring credit of $30 million, $19 million after tax, during the quarter ended September 25, 1998.

NOTE 4.  ACCOUNTS RECEIVABLE

        CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all rail freight accounts receivable to CSX Trade Receivables Corporation, a wholly-owned subsidiary of CSX. Accounts receivable sold under this agreement totaled $618 million at September 25, 1998 and $664 million at December 26, 1997. In addition, CSXT has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in all miscellaneous accounts receivable. Accounts receivable sold under this agreement totaled $47 million at September 25, 1998 and December 26, 1997. The sales of receivables have been reflected as reductions of "Accounts Receivable" in the Consolidated Statement of Financial Position. The net losses associated with sales of receivables were $14 million and $44 million for the quarter and nine months ended September 25, 1998, respectively, and $13 million and $42 million for the quarter and nine months ended September 26, 1997, respectively.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 5.  OTHER INCOME (EXPENSE)

                                                Quarters Ended        Nine Months Ended
                                             ---------------------   ---------------------
                                             Sept. 25    Sept. 26    Sept. 25    Sept. 26
                                               1998        1997         1998        1997
                                             ---------   ---------   ---------   ---------

Interest Income                              $      6     $     8      $    21     $     21
Income from Real Estate Operations(1)               4          23           18           29
Net Losses from Accounts Receivable Sold          (14)        (13)         (44)         (42)
Conrail Transition Expenses                       (40)         (3)         (90)          (3)
Miscellaneous                                      (4)         (1)          (4)           3
                                             ---------    ---------    ---------   ---------

    Total                                    $    (48)    $    14      $   (99)    $      8
                                             =========    =========    =========   =========


(1) Gross revenue from real estate operations was $12 million and $41 million for the quarter and nine months ended September 25, 1998, respectively, and $30 million and $50 million for the quarter and nine months ended September 26, 1997, respectively.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

Telecommunications Contract
---------------------------

        In July 1998, CSXT entered into an agreement with a third-party vendor to provide and manage its domestic and international data and voice communications networks. The contract extends five years at a total cost of approximately $350 million.

Environmental Contingencies
---------------------------

        CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at 106 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

        CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at 246 sites, including sites addressed under the Federal Superfund statute or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 6.  COMMITMENTS AND CONTINGENCIES, Continued

Environmental Contingencies, Continued
--------------------------------------

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

           Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at September 25, 1998 and December 26, 1997, were $80 million and $99 million, respectively. These recorded liabilities, which are undiscounted, include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the September 25, 1998 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

Litigation and Other Contingencies, Continued
---------------------------------------------

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

NOTE 7.  RELATED PARTIES

        Cash and cash equivalents at September 25, 1998 and December 26, 1997, includes $238 million and $496 million, respectively, representing amounts due from CSX for CSXT's participation in the CSX cash management plan. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to repay all amounts due on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.

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

          In March 1996, CSXT entered into a loan agreement with CSX Insurance Company, a wholly-owned subsidiary of CSX, whereby CSXT may borrow up to $100 million from CSX Insurance. The loan is payable in full on demand. At September 25, 1998, $90 million was outstanding under the agreement. Interest on the loan is payable monthly at .25% over the LIBOR rate, and was 5.63% at September 25, 1998. Interest expense on the loan was $1 million and $4 million for the quarter and nine months ended September 25, 1998, respectively, and $1 million and $4 million for the quarter and nine months ended September 26, 1997, respectively.

ITEM 2.   MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

        Net earnings for the third quarter of 1998 were $67 million versus $136 million in the prior year period. The company produced operating income of $172 million, 27 percent below last year's third quarter. Operating revenue decreased 1 percent to $1.20 billion, while operating expense rose 5 percent to $1.03 billion. Operating expense was negatively impacted by a shift in mix to lower margin cargo, increases in certain casualty and litigation reserves and Year 2000 preparations, partially offset by the restructuring credit and lower fuel prices.

        For the first nine months of 1998, net earnings totaled $298 million, down 32 percent from the prior year period. Operating revenue was level with 1997, while operating expenses increased by 4 percent, resulting in an 18 percent decrease in operating income compared to the 1997 period.


                                                OPERATING INCOME
                                              (Millions of Dollars)
                      ----------------------------------------------------------------------
                          Quarters Ended                    Nine Months Ended
                      ------------------------            -----------------------
                      Sept. 25,    Sept. 26,   Percent    Sept. 25,    Sept. 26,   Percent
                        1998          1997      Change      1998         1997       Change
                      ----------   ----------- ---------  ----------   ----------  ---------

Operating Revenue
  Merchandise         $     787    $     794      (1)%    $  2,460     $   2,461      -
  Coal                      381          390      (2)%       1,120         1,161     (4)%
  Other                      33           31        6%         121            93      30%
                      ----------   -----------            ----------   ----------

    Total                 1,201        1,215      (1)%       3,701         3,715      -

Operating Expense         1,029          980        5%       3,078         2,952       4%
                      ----------   -----------            ----------   ----------

Operating Income      $     172    $     235     (27)%    $    623     $     763    (18)%
                      ==========   ===========            ==========   ==========

Operating Income,
Excluding
Restructuring Credit  $     142    $     235     (40)%    $    593     $     763    (22)%
                      ==========   ===========            ==========   ==========

        Coal volume totaled 40.5 million tons during the third quarter of 1998 versus 41.3 million tons in the 1997 quarter as a result of a further decline in the export coal market. Coal revenue for the quarter declined 2 percent to $381 million.

        Total merchandise carloads rose 2 percent to 744,000 during the third quarter of 1998, while revenue declined 1 percent to $787 million. The biggest traffic gain was seen in phosphates and fertilizer shipments, up 8 percent reflecting increased production and the extended spring season. Agricultural carloads grew 7 percent on higher demand for Midwest grains by Southeast feed mills. Western railroad service problems led to an 8 percent decline in food and consumer product shipments. Auto revenue decreased 8 percent despite a 2 percent increase in carloads, as the General Motors strike reduced long haul traffic.

Outlook
-------

        As CSXT enters the fourth quarter of 1998, the major focus is on the integration of Conrail operations, which is expected in early 1999. Rail operations will reflect costs for hiring and training of employees as well as other costs necessary to achieve a smooth integration. Demand for export steam coal is expected to remain weak because of the strength of the U.S. dollar versus currencies of other coal exporting countries. Merchandise strengths in the agricultural products and minerals markets are being offset by weaknesses in the chemicals, paper and metals markets. Automotive production is expected to be strong through the end of the year.

Other Matters
-------------

Conrail Transaction

        In April, 1997, CSXT entered into certain agreements pertaining to the joint acquisition of Conrail by CSX and Norfolk Southern. Under these agreements and other agreements to be completed or executed among the parties, appropriate portions of the Conrail rail system are expected to be integrated with the CSXT system.

        CSX and Norfolk Southern filed an application for control of Conrail with the STB in June 1997. On July 23, 1998, following an extensive review, the STB issued a written decision approving the application with limited conditions. The decision permitted CSX and Norfolk Southern to exercise joint control over Conrail on August 22, 1998.

        CSXT is actively planning for the smooth integration of Conrail operations into its rail system. Plans involve all facets of combining the two systems, including: safety; customer service; train scheduling, switching and routing; equipment utilization and track programs; commuter and passenger rail operations; marketing; technology; labor agreements; and administration. Related capital improvements to certain routes and facilities on the CSXT rail system also have been initiated. The integration of rail operations is expected to take place once operating and technology systems are in place and necessary implementing agreements have been reached, which currently is anticipated in early 1999.

        CSXT is incurring significant expenditures in connection with the integration of Conrail operations. Transition expenses, principally costs related to information technology integration, totaled $40 million for the quarter and $90 million for the nine months ended September 25, 1998. Capital expenditures, principally a major track construction project to accommodate increased traffic flows in a primary service corridor after integration, totaled $100 million and $188 million for the quarter and nine months ended September 25, 1998.

        Upon integration, CSXT will separately operate designated routes, facilities, and equipment pursuant to various operating agreements with Conrail and its subsidiaries. Certain other Conrail assets will be operated for the benefit of CSXT and Norfolk Southern, or jointly by CSXT and Norfolk Southern. Under the operating agreements, CSXT will pay Conrail for the use of assets and for services Conrail provides. Substantially all of Conrail's customer freight contracts will be assumed by CSXT or other subsidiaries of CSX, or to Norfolk Southern. As CSX and Norfolk Southern move to integrate the Conrail operations, as expected, they will compete for traffic located in markets formerly served solely by Conrail. The company expects that as a result of this process of entering new markets, there may be changes in the historic rate and traffic patterns, including some rate

------------------------

Conrail Transaction, Continued

reductions and traffic volume shifts. The process will be driven by market conditions, and the company presently cannot assess the impact of these transition effects on either the timing or realization of the projected benefits of the Conrail transaction. The majority of Conrail's operations workforce will be employed by CSXT or other subsidiaries of CSX, or by Norfolk Southern, although certain operations personnel, as well as certain management and administrative employees, will remain at Conrail to oversee its ongoing business activities.


Year 2000 Planning

State of Year 2000 Readiness
----------------------------

        In 1996, CSX began a comprehensive initiative to address the potential exposure associated with the functioning of its information technology systems and non-information technology systems with respect to dates in the Year 2000 and beyond. The initiative fully encompasses all CSXT systems and operations. The company is following a standard Year 2000 remediation model, consisting of the following phases:

        -Awareness - General education about the Year 2000 problem.
        -Inventory - Cataloging of all systems and business  relationships  that may be impacted by a Year 2000 date rollover.
        -Assessment - Estimating the degree of severity of the Year 2000 problem for cataloged items.
        -Remediation  - Repair,  replacement,  or  retirement  of non-Year  2000 compliant  systems.
        -Validation - Testing to confirm the compliance of Year 2000 remediated systems.

        CSX's  remediation  efforts  are  focused  first  and  foremost  on  the continued safe operation of its rail and other transportation systems, encompassing both employee safety and the safety of the general public and the environments in which the company operates. Maintaining service continuity both to customers and with vendors before, during, and after the millennium change is also a priority. CSX is also focusing efforts on ensuring that, after the safety and service continuity issues are addressed, a Year 2000 issue does not disrupt CSXT's revenue.

        Overall, the Year 2000 initiative with respect to CSXT is currently proceeding on schedule and planned completion of all key areas is expected by mid-1999. The company's Year 2000 remediation efforts are organized in five areas, which have the following status:

         Effort              Estimated Completion             Current Phase
-------------------------   ----------------------   --------------------------
Core Information Systems     Second Quarter 1999     Remediation and Validation
Distributed Information
  Technology                 Second Quarter 1999     Assessment and Remediation
Electronic Commerce          Second Quarter 1999     Remediation
Non-Information Technology
  (embedded) Systems         Second Quarter 1999     Inventory and Assessment
Trading Partners             Second Quarter 1999     Inventory

------------------------

Year 2000 Planning, Continued

State of Year 2000 Readiness, Continued
---------------------------------------

        As part of its Year 2000 initiative, CSX and CSXT are in communication with significant suppliers, large customers and financial institutions to assess their Year 2000 readiness and expects to conduct interface tests with external trading partners in 1999 upon completion of internal testing of remediated applications.

        CSXT is also participating in interface tests with other Class I railroads to ensure that electronic data interchanges can be processed in a Year 2000 format. The industry effort has been coordinated by the American Association of Railroads since 1997 and is scheduled for completion by the second quarter of 1999.

Year 2000 Costs
---------------

        CSXT has incurred total costs of $27 million to date related to the Year 2000 issue, which represents approximately 48% of the estimated expenditures for the entire Year 2000 initiative. CSX estimates that over the life of the project, Year 2000 costs will comprise approximately 10% of the total information technology budget for CSXT. The cost of the Year 2000 initiative is being expensed as incurred and funded by cash generated from operations. Projections of the remaining cost and completion date for the Year 2000 initiative are based on management's current estimates, which are derived utilizing numerous assumptions of future events including the continued availability of certain resources, and are inherently uncertain. No major projects have been delayed as a result of Year 2000 remediation efforts, and CSX is currently assessing its Year 2000 progress with respect to CSXT systems and operations with the assistance of outside consultants.

        In connection with the integration of Conrail, CSX and Norfolk Southern are jointly addressing the Year 2000 compliance of Conrail's core information technology applications and non-information technology embedded systems. Certain of Conrail's operations systems are being made Year 2000 compliant as a contingency in the event that there are delays in the integration or Conrail continues to operate such systems after the integration is completed. Conrail's estimated cost for its Year 2000 initiative is approximately $28 million.

        There are a number of other major information technology projects currently under development or deployment, some of which replaced legacy systems that may or may not have been Year 2000 compliant. These projects were required to increase CSX's operational capacity as a direct result of the integration of Conrail. These projects are not included in the Year 2000 costs above.

Risks
-----

        CSX believes its Year 2000 planning efforts are adequate to address all major risks with CSXT's systems and operations. However, if some or all of the company's remediated or replaced internal computer systems fail the testing phase, or if any software applications or embedded systems critical to the company's operations are overlooked in the assessment and remediation phases,

------------------------

Year 2000 Planning, Continued

Risks, Continued
----------------

particularly if the result is a systemwide failure, there could be a material adverse effect on the company's results of operations, liquidity and financial condition.

Contingency Plans
-----------------

        Contingency planning is an established and ongoing effort within CSX and CSXT to address many types of potential operating disruptions, including Year 2000 issues. For example, detailed emergency operating plans already exist for unanticipated outages of electricity, telecommunications, and other essential services. Detailed Year 2000 plans are expected to be complete by June 1999.

        CSX is creating contingency plans to address the consequences to CSXT of each of the primary failure scenarios outlined below. For each of the three primary types of most reasonably likely worst-case scenarios, CSX anticipates that detailed contingency measures will include the following:

       -Systemwide failures - In the event of complete or nearly complete loss of key assets or services throughout the entire CSXT system, CSXT will conduct and maintain a safe and orderly shutdown of all operations that depend on those systems.
       -Geographically isolated failures - In the event of complete or nearly complete loss of key assets or services throughout a region, CSXT will conduct and maintain a safe and orderly shutdown of all affected operations within that region.
       -Movable asset failures - In the event of a Year 2000 failure of a transportation asset, such as a locomotive, CSXT will remove the asset from service and scale its operations accordingly. This is essentially the same process currently used for non-Year 2000 failures.


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

        In October 1997, the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. CSXT believes this decision means that 8,000 other cases must be resolved before the punitive damage claims can be decided. CSXT is pursuing an aggressive legal strategy, and management believes that any adverse

------------------------

Litigation, Continued

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

        Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (i) costs savings expected from the integration of Conrail may not be fully realized or realized within the time frame anticipated,
(ii) revenues  following the  integration of Conrail may be lower than expected,
(iii) costs or difficulties related to the integration of Conrail may be greater than expected, (iv) general economic or business conditions, including an increase in fuel prices, a tightening of the labor market or changes in demands of organized labor resulting in higher wages, increased benefits or other costs or disruption of operations, may adversely affect the businesses of the company,
(v) legislative or regulatory changes, including possible enactment of initiatives to re-regulate the rail industry, may adversely affect the businesses of the company, (vi) changes may occur in the securities markets, and
(vii) disruptions of the operations of the company or any other governmental or private entity may occur as a result of issues related to the Year 2000. For additional factors, please refer to the company's annual report on Form 10-K for the fiscal year ended December 26, 1997.

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

                                               CSX TRANSPORTATION, INC.
                                               (Registrant)


                                           By:  /s/JAMES L. ROSS
                                                ----------------
                                                James L. Ross
                                               (Principal Accounting Officer)
Dated:  November 9, 1998