Form 10-K405
period 1998-12-25
CSX TRANSPORTATION INC
filed 1999-03-05
CIK 88128

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 25, 1998

                                              OR

(  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to ________________

                          Commission file number 1-3359

                            CSX TRANSPORTATION, INC.
             (Exact name of registrant as specified in its charter)

              Virginia                                     54-6000720
              --------                                     ----------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

   500 Water Street, Jacksonville, FL.                             32202
   -----------------------------------                             -----
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (904) 359-3100
                                                           --------------

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

REGISTRANT   MEETS THE  CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

        Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value of the voting stock at February 19, 1999, was $-0-, excluding the voting stock held by the parent of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant has 9,061,038 shares of common stock, par value $20.00, outstanding at February 19, 1999.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                          1998 FORM 10-K ANNUAL REPORT
                                Table of Contents

Item No.                                                                   Page
-------                                                                    ----

PART I

  1  Business                                                              4-5
  2. Properties                                                            4-5
  3. Legal Proceedings                                                     5-6
  4. Submission of Matters to a Vote of Security Holders                     5

PART II

  5. Market for Registrant's Common Stock and Related Stockholder
     Matters                                                                 6
  6. Selected Financial Data                                                 6
  7. Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                   6
  7A.Quantitative and Qualitative Disclosures About Market Risk              7
  8. Financial Statements and Supplementary Data                             7
  9. Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure                                                    7

PART III

 10. Directors, Executive Officers, Promoters and Control Persons of the
     Registrant                                                              7
 11. Executive Compensation                                                  7
 12. Security Ownership of Certain Beneficial Owners and Management          7
 13. Certain Relationships and Related Transactions                          7

PART IV

 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K       7-8



     Signatures                                                              8

     Index to Consolidated Financial Statements                              9

                                     PART I

Items 1. & 2.  Business and Properties.

                                     General
                                     -------

           CSX Transportation, Inc. (CSXT) is engaged principally in the business of railroad transportation and operates a system comprising 18,181 miles of first main line track in 20 states principally east of the Mississippi River (exclusive of New England), southern Ontario and the District of Columbia, employing an average of 28,358 employees during its most recent fiscal year. It conducts railroad operations in its own name and through railroad subsidiaries.

        In 1999, CSXT's rail system will expand significantly with the integration of Conrail lines in the Northeast, brought about by the joint
CSX/Norfolk Southern acquisition of Conrail that was approved by federal regulators in 1998. After integration, CSXT will operate in every major market east of the Mississippi River with a network comprised of over 23,000 route miles in 23 states and Canada, plus additional rail service in certain geographic areas that Conrail will operate for the joint benefit of CSX and Norfolk Southern.

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

           For information concerning business conducted by CSXT during 1998, see "Management's Narrative Analysis and Results of Operations" on pages 28 - 32.


                                     Roadway
                                     -------

           On December 25, 1998, CSXT's consolidated system consisted of 30,734 miles of track as follows:

                                         Track
                                         Miles
                                         -----
First Main                              18,181
Second Main                              2,788
Passing, Crossovers and Turnouts         2,331
Way and Yard Switching                   7,434
                                       --------

    Total                               30,734
                                       ========

           Included above are 847 miles of leased track, 2,401 miles of track under trackage rights agreements with other railroads and 208 miles of track under operating contracts.

                                    Equipment
                                    ---------

           On December 25, 1998, CSXT and subsidiaries owned or leased the following:

                                  Owned      Leased      Total
                                 --------    --------   ---------
Locomotives
    Freight                        2,029        392        2,421
    Switching                        222         15          237
    Auxiliary Units                  181          -          181
                                 --------    --------   ---------

        Total                      2,432        407        2,839
                                 ========    ========   =========

Freight Cars
    Open Top Hoppers              14,001      9,641       23,642
    Gondolas                      14,121     12,461       26,582
    Covered Hoppers               10,902      7,258       18,160
    Box Cars                       9,042      6,627       15,669
    Flat Cars                        670     13,132       13,802
    Other                          1,326      1,027        2,353
                                 --------    --------   ---------

        Total                     50,062     50,146      100,208
                                 ========    ========   =========


Item 3.    Legal Proceedings.

New Orleans Tank Car Fire
-------------------------

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

        In October 1997, the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. In February 1999, the Louisiana Supreme Court issued a further decision, authorizing and instructing the trial court to enter individual punitive damages judgments in favor of the 20 plaintiffs who had received awards of compensatory damages, in amounts representing an appropriate share of the jury's awards. While the trial court has not yet taken action under this decision, the amounts of such punitive damages judgments, if any, are not expected to be material. CSXT believes that this February 1999 decision will expedite the process of full appellate review of the 1997 trial. The claims of 20 additional plaintiffs for compensatory damages are scheduled to be tried beginning in March 1999.

        CSXT is pursuing an aggressive legal strategy. Management believes that any adverse outcome will not be material to its overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.

Environmental
-------------

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

           CSXT has identified and maintains reserves for 248 environmental sites at which the company is or may be liable for remediation costs. CSXT reviews its environmental reserves at least quarterly to determine whether additional provisions are necessary. Based on current information, CSXT believes its reserves are adequate to meet remedial actions and to comply with present laws and regulations. The recorded liabilities for estimated future environmental costs at Dec. 25, 1998 and Dec. 26, 1997 were $75 million and $99 million, respectively. The majority of the Dec. 25, 1998, environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations. Although CSXT's financial results could be significantly affected in any quarterly accounting period in which CSXT incurred substantial remedial expenses at a number of these and other sites, CSXT believes the ultimate liability for these matters will not materially affect its overall results of operations and financial condition.

Other Legal Proceedings
-----------------------

        A number of other legal actions, other than the matters described above, are pending against CSXT in which claims are made in substantial amounts. While the ultimate results of such actions cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the consolidated results of operations, financial position or cash flows of the company.

Item 4.    Submission of Matters to a Vote of Security Holders.

           Information omitted in accordance with General Instruction I(2)(c).

                                     PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters.

           There is no market for CSXT's common stock as CSXT is a wholly-owned subsidiary of CSX. During the years 1998, 1997 and 1996, CSXT paid dividends on its common stock aggregating $138 million, $138 million and $886 million, respectively.

Item 6.    Selected Financial Data.

           Information omitted in accordance with General Instruction I(2)(a)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           Information omitted in accordance with General Instruction I(2)(a).

           However, in compliance with said Instruction, see "Management's Narrative Analysis and Results of Operations" on pages 28 - 32.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

           The company does not have any market risks requiring disclosure under this item.

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

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

           (a) 1.  Financial Statements.

                      See Index to Consolidated Financial Statements on page 9.

               2.  Financial Statement Schedules.

                      The    information   required by   Schedule II is included
                      in Note 8 to the consolidated financial statements. All other financial statement schedules are not applicable.

               3.  Exhibits.

                      (3.1) Articles of Incorporation, as amended (incorporated by reference to

                             Exhibit 3.1 to Form 10-K dated March 8, 1996).

                      (3.2) By-laws of the Registrant, as amended to October 21, 1998.

                      (27)  Financial Data Schedule

           (b) Reports on Form 8-K.

               None.
                                   Signatures
                                   ----------

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of March, 1999.

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

     Signatures                                        Title
     ----------                                        -----

/s/ John W. Snow                         Chairman of the Board and Director
----------------
    John W. Snow*

/s/ Alvin R. Carpenter                   President and Chief Executive Officer
----------------------
    Alvin R. Carpenter*                  (Principal Executive Officer) and
                                         Director

/s/ Mark G. Aron                         Director
----------------
    Mark G. Aron*

/s/ Ronald J. Conway                     Executive Vice President-Operations and
--------------------
    Ronald J. Conway                     Director

/s/ Paul R. Goodwin                      Director
-------------------
    Paul R. Goodwin*

/s/ Michael J. Ward                      Executive Vice President-Coal and
-------------------
    Michael J. Ward*                     Merger Planning and Director


/s/ Patricia J. Aftoora
-----------------------
    *Patricia J. Aftoora
    (Attorney-in-Fact)

March 5, 1999

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

CSX Transportation, Inc. and Subsidiaries:

    Consolidated Financial Statements and Notes to Consolidated
      Financial Statements Submitted Herewith:

        Consolidated Statement of Earnings -
          Fiscal Years Ended December 25, 1998
          December 26, 1997 and December 27, 1996                           11

        Consolidated Statement of Cash Flows -
          Fiscal Years Ended December 25, 1998,
          December 26, 1997 and December 27, 1996                           12

        Consolidated Statement of Financial Position -
          December 25, 1998 and December 26, 1997                           13

        Consolidated Statement of Retained Earnings
          Fiscal Years Ended December 25, 1998,
          December 26, 1997 and December 27, 1996                           14

        Notes to Consolidated Financial Statements                          15

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
                -------------------------------------------------

To the Shareholder and Board of Directors of CSX Transportation, Inc.

           We have audited the accompanying consolidated statements of financial position of CSX Transportation, Inc. and subsidiaries as of December 25, 1998 and December 26, 1997, and the related consolidated statements of earnings, cash flows, and retained earnings for each of the three fiscal years in the period ended December 25, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above (appearing on pages 11-27) present fairly, in all material respects, the consolidated financial position of CSX Transportation, Inc. and subsidiaries at December 25, 1998 and December 26, 1997, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 25, 1998, in conformity with generally accepted accounting principles.



                                                      /s/ ERNST & YOUNG LLP






Jacksonville, Florida
February 26, 1999

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                              (Millions of Dollars)


                                                    Fiscal Years Ended
                                    ---------------------------------------------------
                                       Dec. 25,         Dec. 26,          Dec. 27,
                                         1998             1997              1996
                                    ---------------- ----------------  ----------------
OPERATING REVENUE
    Merchandise                    $    3,291        $    3,299        $    3,181
    Coal                                1,498             1,560             1,584
    Other                                 167               130               144
                                   -----------       -----------       -----------

        Total                           4,956             4,989             4,909
                                   -----------       -----------       -----------

OPERATING EXPENSE
    Labor and Fringe Benefits           1,949             1,921             1,890
    Materials, Supplies and Other         818               668               728
      Related Party Service Fees          330               287               278
    Equipment Rent                        381               347               366
    Depreciation                          448               427               413
    Fuel                                  251               299               308
    Restructuring Credit                  (30)               --                --
                                   -----------       -----------       -----------

        Total                           4,147             3,949             3,983
                                   -----------       -----------       -----------

OPERATING INCOME                          809             1,040               926

Other Income (Expense)                   (134)               11                46

Interest Expense                           77                74                70
                                   -----------       -----------       -----------

EARNINGS BEFORE INCOME TAXES              598               977               902

Income Tax Expense                        220               352               325
                                   -----------       -----------       -----------

NET EARNINGS                       $      378        $      625        $      577
                                   ===========       ===========       ===========


See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Millions of Dollars)

                                                                       Fiscal Years Ended
                                                            ------------------------------------------
                                                              Dec. 25,      Dec. 26,      Dec. 27,
                                                                1998          1997          1996
                                                            ------------- ----------------------------
OPERATING ACTIVITIES
    Net Earnings                                           $    378      $    625       $    577
    Adjustments to Reconcile Net Earnings
      to Net Cash Provided
        Depreciation                                            448           427            413
        Deferred Income Taxes                                   185           155            198
        Restructuring Credit                                    (30)            -              -
        Productivity/Restructuring Charge Payments              (25)          (49)           (77)
        Other Operating Activities                                7            (7)           (12)
        Changes in Operating Assets and Liabilities
           Accounts and Notes Receivable                         (9)          (76)           (37)
           Sale of Accounts Receivable - Net                    (23)           20             41
           Other Current Assets                                (103)           (8)           (22)
           Accounts Payable                                     106            22            (40)
           Other Current Liabilities                             37             9              1
                                                           ----------    ----------     ---------

           Net Cash Provided by Operating Activities            971         1,118          1,042
                                                           ----------    ----------     ---------

INVESTING ACTIVITIES
    Property Additions                                       (1,212)         (712)          (764)
    Proceeds from Property Dispositions                           5            28             56
    Affiliated Company Activity                                   -             1             40
    Other Investing Activities                                  (15)          (35)            10
                                                           ----------    ----------     ---------

           Net Cash Used by Investing Activities             (1,222)         (718)          (658)
                                                           ----------    ----------     ---------

FINANCING ACTIVITIES
    Long-Term Debt Issued                                       166            82            118
    Long-Term Debt Repaid                                       (72)          (75)           (80)
    Cash Dividends Paid                                        (138)         (138)          (886)
    Parent Company Advances Repaid                                -             -            (19)
    Affiliated Company Activity                                   -             -             56
    Other Financing Activities                                   (2)           (2)             1
                                                           ----------    ----------     ---------

           Net Cash Used by Financing Activities                (46)         (133)          (810)
                                                           ----------    ----------     ---------

    Net Increase (Decrease) in Cash and Cash Equivalents       (297)          267           (426)

CASH AND CASH EQUIVALENTS
    Cash and Cash Equivalents at Beginning of Period            474           207            633
                                                           ----------    ----------     ---------

    Cash and Cash Equivalents at End of Period             $    177      $    474       $    207
                                                           ==========    ==========     =========

SUPPLEMENTAL CASH FLOW INFORMATION
    Interest Paid - Net of Amounts Capitalized             $     77      $     70       $     63
                                                           ==========    ==========     =========
    Income Taxes Paid                                      $     67      $    232       $    135
                                                           ==========    ==========     =========

See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                              (Millions of Dollars)

                                                            Dec. 25,       Dec. 26,
                                                              1998           1997
                                                          -------------- --------------

ASSETS
    Current Assets
        Cash (principally investment in CSX Cash
               Management Plan - see Note 5)              $      177      $      474
        Accounts and Notes Receivable                            170             138
        Materials and Supplies                                   171             131
        Deferred Income Taxes                                    111             116
        Other Current Assets                                     102              39
                                                          -----------     -----------

           Total Current Assets                                  731             898
                                                          -----------     -----------

    Properties                                                15,215          14,261
    Accumulated Depreciation                                  (4,559)         (4,245)
                                                          -----------     -----------

             Properties-Net                                   10,656          10,016
                                                          -----------     -----------

    Affiliates and Other Companies                               223             207
    Other Long-Term Assets                                       287             282
                                                          -----------     -----------

           Total Assets                                   $   11,897      $   11,403
                                                          ===========     ===========

LIABILITIES
    Current Liabilities
        Accounts Payable                                  $      751      $      595
        Labor and Fringe Benefits Payable                        278             334
        Casualty, Environmental and Other Reserves               174             182
        Current Maturities of Long-Term Debt                     100             164
        Due to Parent Company                                     25              22
        Due to Affiliate                                          90              90
        Other Current Liabilities                                 50              21
                                                          -----------     -----------

           Total Current Liabilities                           1,468           1,408

    Casualty, Environmental and Other Reserves                   521             582
    Long-Term Debt                                               906             839
    Deferred Income Taxes                                      2,776           2,582
    Other Long-Term Liabilities                                  661             693
                                                          -----------     -----------

           Total Liabilities                                   6,332           6,104
                                                          -----------     -----------

SHAREHOLDER'S EQUITY
    Common Stock, $20 Par Value:
        Authorized 10,000,000 Shares;
        Issued and Outstanding 9,061,038 Shares                  181             181
    Other Capital                                              1,294           1,263
    Retained Earnings                                          4,090           3,855
                                                          -----------     -----------

           Total Shareholder's Equity                          5,565           5,299
                                                          -----------     -----------

           Total Liabilities and Shareholder's Equity     $   11,897      $   11,403
                                                          ===========     ===========

See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                              (Millions of Dollars)



                                                  Dec. 25,         Dec. 26,         Dec. 27,
                                                    1998             1997             1996
                                                --------------   --------------   --------------
   Beginning Balance                               $  3,855         $  3,368        $  3,674

   Net Earnings                                         378              625             577

   Dividends - Common                                  (138)           (138)            (886)

   Other                                                 (5)              -                3
                                                ------------     ------------     --------------

   Ending Balance                                  $  4,090         $  3,855        $  3,368
                                                ============     ============     ==============


See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (All Tables in Millions of Dollars)

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES.

Nature of Operations

           CSX Transportation, Inc. (CSXT) is a rail freight transportation company operating a system composed of 18,181 route miles of track in 20 states in the eastern, midwestern, and southern portions of the United States and in Ontario, Canada. Coal, bulk products, and manufactured products each contribute approximately one-third of the company's transportation revenue. Coal shipments primarily supply domestic utility and export markets. Shipments of bulk products for domestic and export markets include chemicals, minerals, agricultural products, and phosphates and fertilizer. Shipments of manufactured products for domestic and export markets include automobiles, forest products, metals, and food and consumer products.

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

Fiscal Year

           The company's fiscal reporting period ends on the last Friday in December. The financial statements presented are for the fiscal periods ended Dec. 25, 1998, Dec. 26, 1997 and Dec. 27, 1996. Each fiscal year consists of four 13-week quarters.

Cash and Cash Equivalents

           Cash and cash equivalents primarily represent amounts due from CSX for CSXT's participation in the CSX cash management plan.

Materials and Supplies

           Materials and supplies consist primarily of fuel and items for maintenance of property and equipment, and are carried at average cost.

Properties

           All properties are stated at cost, less an allowance for accumulated depreciation. Main-line track is depreciated on a group basis using a unit-of-production method. All other property and equipment is depreciated on a straight-line basis over estimated useful lives of three to 50 years.

           Regulations enforced by the Surface Transportation Board (STB) of the U.S. Department of Transportation require periodic formal studies of ultimate service lives for all railroad assets. Resulting service life estimates are subject to review and approval by the STB. For retirements or disposals of depreciable rail assets that occur in the ordinary course of business, the asset cost (net of

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES, Continued.

Properties, Continued.

salvage value or sales proceeds) is charged to accumulated depreciation and no gain or loss is recognized. For retirements or disposals of depreciable non-operating property, and for all dispositions of land, gains or losses are recognized at the time of disposal. Expenditures that significantly increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed.

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

           The company acquired $255 million in property in 1996 which did not require an immediate outlay of cash. These property additions included the acquisition of $164 million in railcars and locomotives, formerly leased from a CSX-affiliated company. The property additions also included the early delivery of 55 alternating current locomotives under an arrangement in which payment of the $91 million aggregate purchase price was deferred to the subsequent periods in which the locomotives would have originally been delivered. Under generally accepted accounting principles, these noncash transactions are not reflected in the 1996 Consolidated Statement of Cash Flows.

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

Common Stock and Other Capital

           There have been no changes in common stock during the last three years. During 1998 and 1996, CSX contributed to the company $24 million and $70 million, respectively, in net pension assets.

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

Prior-Year Data

           Certain prior-year data have been reclassified to conform to the 1998 presentation.

Accounting Pronouncements

        The FASB has issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" that requires companies to record derivatives on the statement of financial position, measured at fair value. The statement also sets forth new accounting rules for gains or losses resulting from changes in the values of derivatives. While the company does not currently use derivative financial instruments, and its historical use of such instruments has not been material, the company plans to adopt this statement in the first quarter of 2000 to the extent it may apply at that time. The company would not expect the adoption of Statement No. 133 to have a material impact on its financial statements.

NOTE 2.    SUPPLEMENTAL STATEMENT OF EARNINGS FINANCIAL DATA.

         Operating expense includes the following:

                                                       1998         1997       1996
                                                       ----         ----       ----

         Selling, General and Administrative Expense   $832         $778       $776
                                                       ====         ====       ====

NOTE 3.    OTHER INCOME (EXPENSE).

                                               1998        1997        1996
                                             ---------   ---------   ---------

Interest Income - CSX Cash Management Plan   $   22      $    26     $    33
Interest Income - Other                           3            4           9
Income from Real Estate Operations(a)            33           57          51
Net Losses from Accounts Receivable Sold        (58)         (57)        (55)
Conrail Transition Expenses                    (143)         (25)          -
Miscellaneous                                     9            6           8
                                             ---------   ---------   ---------

    Total                                    $ (134)     $    11     $    46
                                             =========   =========   =========

(a) Gross revenue from real estate operations was $67 million, $87 million and $76 million in 1998, 1997 and 1996, respectively.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 4.    INCOME TAXES.

           Income tax expense information is as follows:

                                        1998        1997        1996
                                      ---------   ---------   ---------

Current
   Federal                            $   41      $   173     $    106
   State and Foreign                      (6)          24           21
                                      ---------   ---------   ---------
   Total                                  35          197          127
                                      ---------   ---------   ---------

Deferred
    Federal                              153          134          202
    State                                 32           21           (4)
                                      ---------   ---------   ---------
        Total                            185          155          198
                                      ---------   ---------   ---------

           Total Expense              $  220      $   352     $    325
                                      =========   =========   =========

           Income tax expense reconciled to the tax computed at statutory rates is as follows:

                                 1998            1997             1996
                             -------------   -------------    -------------

Tax at Statutory Rates       $ 209    35%    $   342  35%     $  316   35%
State Income Taxes              17     3%         29   3          10    1
Other                           (6)   (1)        (19) (2)         (1)   -
                             ======= =====   ======= =====    ======= ====
   Total Expense             $ 220    37%    $   352  36%     $  325   36%
                             ======= =====   ======= =====    ======= ====

The significant components of deferred tax assets and liabilities include:

                                        Dec. 25,        Dec. 26,
                                          1998            1997
                                       --------        --------

Deferred Tax Assets
   Productivity/Restructuring Charges  $    120        $   143
   Employee Benefit Plans                   175            165
   Other                                    259            290
                                       --------        --------
   Total                                    554            598
                                       --------        --------

Deferred Tax Liabilities
    Accelerated Depreciation              2,933          2,789
    Other                                   286            275
                                       --------        --------
        Total                             3,219          3,064
                                       --------        --------

Net Deferred Tax Liabilities           $  2,665        $ 2,466
                                       ========        ========

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 4.    INCOME TAXES, Continued

           In addition to the annual provision for deferred income tax expense, the change in the year-end net deferred income tax liability balances include $14 million related to the contribution of net pension assets from CSX.

           CSXT and its subsidiaries are included in the consolidated federal income tax return filed by CSX. The consolidated federal income tax expense or benefit is allocated to CSXT and its subsidiaries as though CSXT had filed a separate consolidated return. At Dec. 25, 1998 and Dec. 26, 1997, approximately $140 million and $150 million, respectively, of income taxes due from CSX were included in Other Current Liabilities.

           Examinations of the federal income tax returns of CSX and its principal subsidiaries have been completed through 1990. Returns for 1991 through 1996 are currently under examination. Management believes adequate provision has been made for any adjustments that might be assessed.

NOTE 5.    RELATED PARTIES.

           Cash and cash equivalents at Dec. 25, 1998 and Dec. 26, 1997, includes $229 million and $496 million, respectively, representing amounts due from CSX for CSXT's participation in the CSX cash management plan. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to repay all amounts due on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.

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

           CSXT entered into operating lease agreements with CSXI in October 1991 and December 1992 under which it agreed to lease 3,400 rebuilt coal gondola cars through March 2006 and 65 locomotives through May 2008, respectively. Effective March 1, 1996, the operating leases were terminated and CSXT purchased the cars and locomotives from CSXI for $164 million, an amount approximating CSXI's net book value. In conjunction with this transaction, CSXT assumed $145

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 5.    RELATED PARTIES, Continued.

million in long-term debt secured by the equipment and $19 million of advances payable from CSXI to CSX. CSXT repaid the $19 million advances due to CSX in December 1996.

          In March 1996, CSXT entered into a loan agreement with CSX Insurance Company (CSX Insurance), a wholly-owned subsidiary of CSX, whereby CSXT may borrow up to $100 million from CSX Insurance. The loan is payable in full on demand. At Dec. 25, 1998, $90 million was outstanding under the agreement. Interest on the loan is payable monthly at .25% over the LIBOR rate, and was 5.87% at Dec. 25, 1998. Interest expense related to the loan was $5 million for each of the fiscal years ended Dec. 25, 1998 and Dec. 26, 1997.

           During 1988, CSXT participated with Sea-Land Service, Inc. (Sea-Land), a wholly-owned subsidiary of CSX, in four sale-leaseback arrangements. Under these arrangements, Sea-Land sold equipment to a third party and CSXT leased the equipment and assigned the lease to Sea-Land. Sea-Land is obligated for all lease payments and other associated equipment expenses. If Sea-Land defaults on its obligations under the arrangements, CSXT would assume the asset lease rights and obligations of $99 million at Dec. 25, 1998.

NOTE 6.    ACCOUNTS RECEIVABLE.

           CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all rail freight accounts receivable to CSX Trade Receivables Corporation, a wholly-owned subsidiary of CSX. Accounts receivable sold under this agreement totaled $642 million at Dec. 25, 1998 and $664 million at Dec. 26, 1997. In addition, CSXT has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in all miscellaneous accounts receivable. Accounts receivable sold under this agreement totaled $47 million at Dec. 25, 1998 and Dec. 26, 1997. The sales of receivables have been reflected as reductions of "Accounts Receivable" in the Consolidated Statement of Financial Position. The net losses associated with sales of receivables were $58 million and $57 million for the fiscal years ended Dec. 25, 1998 and Dec. 26, 1997, respectively.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 7.    PROPERTIES.

                                                  Dec. 25, 1998
                                      --------------------------------------

                                                    Accumulated
                                        Cost       Depreciation      Net
                                      ----------   -------------- ----------

Road                                  $ 10,202      $  2,745      $  7,457
Equipment                                4,762         1,806         2,956
Other                                      251             8           243
                                      -----------   ----------    ----------

Total                                 $ 15,215      $  4,559      $ 10,656
                                      ===========   ==========    ==========


                                                  Dec. 26, 1997
                                      --------------------------------------

                                                    Accumulated
                                        Cost       Depreciation      Net
                                      ----------   -------------- ----------

Road                                  $  9,603      $  2,658       $ 6,945
Equipment                                4,400         1,580         2,820
Other                                      258             7           251
                                      -----------   ----------     ---------

Total                                 $ 14,261      $  4,245       $10,016
                                      ===========   ==========     =========

NOTE 8.    CASUALTY, ENVIRONMENTAL AND OTHER RESERVES.

           Activity relating to casualty, environmental and other reserves is as follows:


                                           Casualty      Environmental     Separation
                                          Reserves(a)(b) Reserves (a)      Liabilities      Total
                                                                             (a)(c)
                                          ------------  ----------------  --------------   ---------
    Balance Dec. 29, 1995                  $   364        $   137           $    376       $   877
    Charged to Expense and Other Additions     116             16                  -           132
    Payments and Other Reductions             (151)           (36)               (26)         (213)
                                           ---------      --------          ---------      ---------
    Balance Dec. 27, 1996                      329            117                350           796

    Charged to Expense and Other Additions     141             12                  -           153
    Payments and Other Reductions             (135)           (30)               (20)         (185)
                                           ---------      --------          ---------      ---------
    Balance Dec. 26, 1997                      335             99                330           764

    Charged to Expense and Other Additions     161              3                  -           164
    Restructuring Credit                         -              -                (30)          (30)
    Payments and Other Reductions             (161)           (27)               (15)         (203)
                                           =========      ========          =========      =========
    Balance Dec. 25, 1998                  $   335        $    75           $    285       $   695
                                           =========      ========          =========      =========

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 8.    CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued.

(a) Balances include current portion of casualty and environmental reserves and separation liabilities, respectively, of $139 million, $20 million and $15 million at Dec. 25, 1998, $137 million, $20 million and $25 million at Dec. 26, 1997 and $135 million, $20 million and $44 million at Dec. 27, 1996.

(b) Casualty reserves are estimated based upon the first reporting of an accident or personal injury to an employee. Liabilities for accidents are based upon field reports and liabilities for personal injuries are based upon the type and severity of the injury and the use of current trends and historical data.

(c) Separation liabilities include $285 million at Dec. 25, 1998, $300 million at Dec. 26, 1997 and $318 million at Dec. 27, 1996 related to productivity charges recorded in 1991 and 1992 to provide for the estimated costs of implementing workforce reductions, improvements in productivity and other cost reductions. The remaining liabilities are expected to be paid out over the next 20 to 25 years.

           During 1998, CSXT recorded a restructuring credit of $30 million, reflecting the reversal of certain separation and labor protection reserves established as part of a 1995 restructuring charge. These reserves were associated with planned work-force reductions that are no longer anticipated as a result of a new telecommunications contract entered into in July 1998.

NOTE 9.    LONG-TERM DEBT.

                                   Average
                                Interest Rates      Dec. 25,      Dec. 26,
  Type and Maturity Date              at              1998           1997
                                Dec. 25, 1998
----------------------------  -------------------  ------------  ------------

Equipment Obligations
  (1999-2014)                         7%            $   770        $   761
Mortgage Bonds
  (1999-2003)                         3%                 72             75
Capital Leases and Other
   Obligations                        6%                164            167
  (1999-2021)
                                                    ---------      ---------

Total                                                 1,006          1,003

Less Debt Due Within One                                100            164
Year
                                                    ---------      ---------

Total Long-Term Debt                                $   906        $   839
                                                    =========      =========

           CSXT has long-term debt maturities for 1999 through 2003 aggregating $100 million, $77 million, $71 million, $105 million and $145 million, respectively.

           A portion of the properties and certain other assets of CSXT and its subsidiaries are pledged as security for various long-term debt issues.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 10.   FAIR VALUE OF FINANCIAL INSTRUMENTS.

           Fair values of the company's financial instruments are estimated by reference to quoted prices from market sources and financial institutions, as well as other valuation techniques. Long-term debt is the only financial instrument of the company with a fair value significantly different from its carrying amount. At Dec. 25, 1998, the fair value of long-term debt, including current maturities, was $1.058 billion, compared with a carrying amount of $1.006 billion. At Dec. 26, 1997, the fair value of long-term debt, including current maturities, was $1.042 billion, compared with a carrying amount of $1.003 billion. The fair value of long-term debt has been estimated using discounted cash flow analyses based upon the company's current incremental borrowing rates for similar types of financing arrangements.

NOTE 11.   EMPLOYEE BENEFIT PLANS.

Pension Plans

           CSX and its subsidiaries, including CSXT, sponsor defined benefit pension plans principally for salaried employees. The plans provide eligible employees with retirement benefits based principally on years of service and compensation rates near retirement. During 1989, CSXT's pension plan for salaried employees was merged with the CSX Pension Plan, and all assets of CSXT's plan were transferred to the merged plan. Since the plans were merged, CSX has allocated to CSXT a portion of the net pension expense for the CSX Pension Plan based on CSXT's relative level of participation in the merged plan, which considers the assets and personnel previously in the CSXT plan. The allocated expense from the CSX Pension Plan amounted to $30 million in 1998, $38 million in 1997 and $32 million in 1996. During 1998 and 1996, CSXT received $38 million ($24 million after tax) and $113 million ($70 million after tax), respectively, in pension assets from CSX through capital contributions.

Savings Plans

           CSXT maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements of CSXT and subsidiary companies. Expense for these plans was $15 million for 1998, $18 million for 1997 and $15 million for 1996.

Other Postretirement Benefit Plans

           In addition to the CSX defined benefit pension plans, CSXT participates with CSX and other affiliates in two defined benefit postretirement plans that provide medical and life insurance benefits to most full-time salaried employees upon their retirement. The postretirement medical plan is contributory, with retiree contributions adjusted annually. The life insurance plan is non-contributory. CSX allocates to CSXT a portion of the expense for these plans based on CSXT's relative level of participation. The allocated expense amounted to $19 million in 1998, $22 million in 1997, and $22 million in 1996.

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

Other Plans, Continued

assessments generally based on number of employees covered, hours worked, tonnage moved or a combination thereof. Total contributions of $154 million, $152 million and $142 million, respectively, were made to these plans in 1998, 1997 and 1996.

           Certain officers and key employees of CSXT participate in stock purchase, performance and award plans of CSX. CSXT is allocated its share of any cost to participate in these plans.

NOTE 12.   SUMMARY OF COMMITMENTS AND CONTINGENCIES.

Lease Commitments

           CSXT leases equipment under agreements with terms up to 21 years. Non-cancelable, long-term leases generally include provisions for maintenance, and options to purchase at fair value and to extend the terms. At Dec. 25, 1998, minimum equipment rentals under non-cancelable operating leases totaled approximately $176 million for 1999, $141 million for 2000, $131 million for 2001, $125 million for 2002, $133 million for 2003 and $781 million thereafter.

           Rent expense on equipment operating leases, including net daily rental charges on railroad operating equipment of $222 million, $201 million and $205 million in 1998, 1997 and 1996, respectively, amounted to $381 million in 1998, $347 million in 1997 and $366 million in 1996.

Purchase Commitments

           CSXT entered into various agreements from 1993 to 1998 to purchase 590 locomotives. These large orders cover normal locomotive replacement needs for 1994 through 1999 and introduced alternating current traction technology to the locomotive fleet. CSXT has taken delivery of 50 direct current and 392 alternating current locomotives through Dec. 25, 1998. The remaining 148 alternating current units are scheduled to be delivered in 1999.

Long-Term Operating Agreements

           CSXT has various long-term railroad operating agreements that allow for exclusive operating rights over various railroad lines. Under these agreements, CSXT is obligated to pay usage fees of approximately $9 million annually. The terms of these agreements range from 30 to 40 years.

Commitments Related to Conrail Transaction

           In April 1997, CSXT entered into certain agreements pertaining to the joint acquisition of Conrail, Inc. (Conrail) by CSX and Norfolk Southern Corporation (Norfolk Southern). Under these agreements and other agreements to be completed or executed among the parties, appropriate portions of the Conrail rail system are expected to be integrated with the CSXT system. Once the integration of the CSXT and Conrail lines occurs, currently planned for June 1, 1999, CSXT will have material multi-year commitments under various leasing and operating agreements with certain Conrail entities. The amounts of these commitments have not yet been finalized.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 12.   SUMMARY OF COMMITMENTS AND CONTINGENCIES, Continued.

Contingent Liabilities

Guarantees
----------

           CSXT and its subsidiaries are contingently liable individually and jointly with others as guarantors of long-term debt and obligations principally relating to leased equipment, joint ventures and joint facilities. These contingent obligations were immaterial to the company's results of operations and financial position at Dec. 25, 1998.

Environmental
-------------

           CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at 113 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and clean-up, which could be substantial.

           CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at 248 sites, including the sites addressed under the Federal Superfund statute or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

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

           Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at Dec. 25, 1998 and Dec. 26, 1997 were $75 million and $99 million, respectively. These recorded liabilities, which are undiscounted, include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 12.   SUMMARY OF COMMITMENTS AND CONTINGENCIES, Continued.

Contingent Liabilities and Long-Term Operating Agreements, Continued.

Environmental, Continued
------------------------

of the Dec. 25, 1998, environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

New Orleans Tank Car Fire
-------------------------

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

           In October 1997, the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. In February 1999, the Louisiana Supreme Court issued a further decision, authorizing and instructing the trial court to enter individual punitive damages judgments in favor of the 20 plaintiffs who had received awards of compensatory damages, in amounts representing an appropriate share of the jury's awards. While the trial court has not yet taken action under this decision, the amounts of such punitive damages judgments, if any, are not expected to be material. CSXT believes that this February 1999 decision will expedite the process of full appellate review of the 1997 trial. The claims of 20 additional plaintiffs for compensatory damages are scheduled to be tried beginning in March 1999.

           CSXT is pursuing an aggressive legal strategy. Management believes that any adverse outcome will not be material to CSXT's overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.

Other  Legal Proceedings
------------------------

           A number of other legal actions are pending against CSXT in which claims are made in substantial amounts. While the ultimate results of lawsuits and claims involving CSXT cannot be predicted with certainty, management does not currently expect that these matters will have a material adverse effect on the consolidated results of operations, financial position and cash flows of the company.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 13.   QUARTERLY DATA (Unaudited).

                                                   1998
                                ---------------------------------------------
                                    1st        2nd         3rd         4th
                                ---------- ----------- ----------- ----------

 Operating Revenue              $  1,251   $   1,249   $  1,201    $  1,255
 Operating Income                    213         238        172         186
 Net Earnings                        107         124         67          80


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

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
            MANAGEMENT'S NARRATIVE ANALYSIS AND RESULTS OF OPERATIONS

1998 OPERATING RESULTS

        CSXT produced operating income of $809 million in 1998, down 22% from 1997. Operating revenue was down slightly from the prior year, to $4.96 billion. While merchandise revenue saw modest gains on increased traffic, coal revenue declined $62 million on 4% fewer carloads. The decline in coal revenue was attributable to the strong U.S. dollar and competition from foreign coal producers, which softened the demand for export coal.

Traffic By Commodity

                                                Carloads                  Revenue
                                               (Thousands)              (Millions of
                                                                          Dollars)
                                           --------------------     ---------------------
                                            1998       1997          1998       1997
                                          ---------  ---------     ---------  ----------
Automotive                                     412         387     $    533   $    543
Chemicals                                      444         435          731        747
Minerals                                       455         445          398        394
Food and Consumer                              142         149          156        163
Agricultural Products                          277         269          360        347
Metals                                         318         316          318        314
Forest Products                                457         471          493        499
Phosphates and Fertilizer                      539         506          302        292
Coal                                         1,651       1,714        1,498      1,560
                                          ---------  ---------     ---------  ----------

Total                                        4,695       4,692        4,789      4,859
                                          =========  =========

Other Revenue                                                           167        130
                                                                   ---------  ----------

Total Operating Revenue                                            $  4,956   $  4,989
                                                                   =========  ==========

        CSXT experienced growth in several merchandise commodity groups during 1998. Agricultural product moves were up 3% due to strong demand for Midwest grain in the Southeast. Continued strength in the Southeast's construction industry was primarily responsible for the 2% increase in Minerals carloads over 1997, while strong demand from U.S. steel mills in the early part of the year drove an increase of 1% in Metals traffic over 1997. Phosphates and fertilizer shipments were up 7% due to continued strong export demand and strong demand from U.S. and Canadian agricultural firms. The railroad's automotive revenue was down 2% from the prior year, due in part to the estimated loss of $13 million in revenue caused by the work stoppages at two of General Motors' Flint, Mich., plants.

        Operating expenses were up 5% from 1997 to $4.15 billion, reflecting the impact of a shift in mix to lower margin cargo, increases in certain casualty and litigation reserves, and Year 2000 preparations. Labor and fringe benefits expense increased slightly due to wage increases and additional employee training and certification, partially offset by lower stock compensation expense. The higher casualty and litigation accruals and Year 2000 costs drove materials, supplies and other expense up 17% over the prior year. Fuel expense was $48 million lower than 1997, reflecting an 11 cent decrease in the average price per gallon, while fuel consumption remained level with the prior year.

        Included  in 1998  operating  expenses  is a $30  million  restructuring
credit   recorded in the  third   quarter. This  one-time  credit  reflected the
reversal of separation and labor protection

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
            MANAGEMENT'S NARRATIVE ANALYSIS AND RESULTS OF OPERATIONS
                                    CONTINUED

1998 OPERATING RESULTS, Continued.

Traffic By Commodity, Continued.

reserves established as part of a 1995 restructuring charge to cover a planned reduction in the unit's telecommunications work force. Under a new telecommunications contract signed in July 1998, those work-force reductions are no longer anticipated, and the related costs will not be incurred.

OTHER MATTERS

Conrail Transaction
-------------------

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

        CSXT is actively planning for the smooth integration of Conrail operations into its rail system. Plans involve all facets of combining the two systems, including: safety; customer service; train scheduling, switching and routing; equipment utilization and track programs; commuter and passenger rail operations; marketing; technology; labor agreements; and administration. Related capital improvements to certain routes and facilities on the CSXT rail system also have been initiated and are substantially complete. The integration of rail operations is expected to take place once operating and technology systems are in place and necessary implementing agreements have been reached, which currently is expected to occur June 1, 1999.

        CSXT is incurring significant expenditures in connection with the integration of Conrail operations. Transition expenses, principally costs related to information technology integration, totaled $143 million for the fiscal year ended December 25, 1998. Capital expenditures, principally a major track construction project to accommodate increased traffic flows in a primary service corridor after integration, totaled $261 million for the fiscal year ended December 25, 1998.

        Upon integration, CSXT will separately operate designated routes, facilities, and equipment pursuant to various operating agreements with Conrail and its subsidiaries. Certain other Conrail assets will be operated for the benefit of CSXT and Norfolk Southern. Under the operating agreements, CSXT will pay Conrail for the use of assets and for services Conrail provides. Substantially all of Conrail's customer freight contracts will be assumed by CSXT or other subsidiaries of CSX, or by Norfolk Southern. As CSX and Norfolk Southern move to integrate the Conrail operations, as expected, they will compete for traffic located in markets formerly served solely by Conrail. The company expects that as a result of this process of entering new markets, there may be changes in the historic rate and traffic patterns, including some rate reductions and traffic volume shifts. The process will be driven by market conditions, and the company presently cannot assess the impact of these transition effects on either the timing or

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
            MANAGEMENT'S NARRATIVE ANALYSIS AND RESULTS OF OPERATIONS
                                    CONTINUED

OTHER MATTERS, Continued.

Conrail Transaction, Continued.
------------------------------

realization of the projected benefits of the Conrail transaction. The majority of Conrail's operations workforce will be employed by CSXT or other subsidiaries of CSX, or by Norfolk Southern, although certain operations personnel, as well as certain management and administrative employees, will remain at Conrail to oversee its ongoing business activities.

Year 2000 Planning
------------------

State of Year 2000 Readiness

        In 1996, CSX began a comprehensive initiative to address the potential exposure associated with the functioning of its information technology systems and non-information technology systems with respect to dates in the Year 2000 and beyond. The initiative fully encompasses all CSXT systems and operations. The company is following a standard Year 2000 readiness model, consisting of the following phases:

         Awareness - General education about the Year 2000 problem.
         Inventory - Cataloging of all systems and business relationships that may be impacted by a Year 2000 date rollover.
         Assessment - Estimating the degree of severity of the Year 2000 problem for cataloged items.
         Remediation - Repair, replacement, or retirement of non-Year 2000 compliant systems. Validation - Testing to confirm the compliance of Year 2000 readiness systems.

        CSX's readiness efforts are focused first and foremost on the continued safe operation of its rail and other transportation systems, encompassing employee safety and the safety of the general public and the environments in which the company operates. Maintaining service continuity both to customers and with vendors before, during, and after the millennium change also is a priority. CSX also is focusing efforts on ensuring that, after the safety and service continuity issues are addressed, a Year 2000 issue does not disrupt CSXT's revenue.

        Overall, the Year 2000 initiative with respect to CSXT is currently proceeding on schedule and planned completion of all key areas is expected by mid-1999. The company's Year 2000 readiness efforts are organized in five areas, which have the following status:

              Effort                    Estimated Completion             Current Phase
-----------------------------------   -------------------------   ----------------------------
Core Information Systems              Third Quarter 1999          Remediation and Validation
Distributed Information
  Technology                          Third Quarter 1999          Assessment and Remediation
Electronic Commerce                   Second Quarter 1999         Remediation and Validation
Non-Information Technology
  (embedded) Systems                  Third Quarter 1999          Inventory and Assessment
Trading Partners                      Fourth Quarter 1999         Inventory and Assessment

        As part of the Year 2000 initiative, CSX and CSXT are in communication with significant suppliers, large customers and financial institutions to assess their Year 2000 readiness and expect to

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
      MANAGEMENT'S NARRATIVE ANALYSIS AND RESULTS OF OPERATIONS, CONTINUED

OTHER MATTERS, Continued.

Year 2000 Planning, Continued.
-----------------------------

State of Year 2000 Readiness, Continued.

conduct interface tests with external trading partners in 1999 upon completion of internal testing of remediated applications.

        CSXT is also participating in interface tests with other Class I railroads to ensure that electronic data interchanges can be processed in a Year 2000 format. The industry effort has been coordinated by the Association of American Railroads since 1997 and is scheduled for completion by the second quarter of 1999.

Year 2000 Costs

        CSXT has incurred total costs of $35 million to date related to Year 2000 compliance, which represents approximately 62% of the estimated expenditures for the entire Year 2000 initiative. CSX estimates that over the life of the project, Year 2000 costs will comprise approximately 10% of the total  information  technology  budget  for  CSXT.  The  cost of the  Year  2000 initiative is being expensed as incurred and funded by cash generated from operations. Projections of the remaining cost and completion date for the Year 2000 initiative are based on management's current estimates, which are derived utilizing numerous assumptions of future events including the continued availability of certain resources, and are inherently uncertain. No major projects have been delayed as a result of Year 2000 readiness efforts, and CSX is currently assessing its Year 2000 progress with respect to CSXT systems and operations with the assistance of outside consultants.

        In connection with the integration of Conrail, CSX and Norfolk Southern are jointly addressing the Year 2000 compliance of Conrail's core information technology applications and non-information technology embedded systems. Certain of Conrail's operations systems are being made Year 2000 compliant as a contingency in the event that there are delays in the integration or Conrail continues to operate such systems after the integration is completed. Conrail's estimated cost for its Year 2000 initiative is approximately $16 million.

    There are a number of other major information technology projects currently under development or deployment, some of which replaced legacy systems that may or may not have been Year 2000 compliant. These projects were required to increase CSX's operational capacity as a direct result of the integration of Conrail. These projects are not included in the Year 2000 costs outlined above.

Risks

        CSX believes its Year 2000 planning efforts are adequate to address all major risks with CSXT's systems and operations. However, if some or all of the company's remediated or replaced internal computer systems fail the testing phase, or if any software applications or embedded systems critical to the company's operations are overlooked in the assessment and remediation phases, particularly if the result is a systemwide failure, there could be a material adverse effect on the company's results of operations, liquidity and financial condition.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
      MANAGEMENT'S NARRATIVE ANALYSIS AND RESULTS OF OPERATIONS, CONTINUED

OTHER MATTERS, Continued.

Year 2000 Planning, Continued.
-----------------------------

Contingency Plans

        Contingency planning is an established and ongoing effort within CSX and CSXT to address many types of potential operating disruptions, including Year 2000 issues. For example, detailed emergency operating plans already exist for unanticipated outages of electricity, telecommunications, and other essential services. Detailed Year 2000 contingency plans are expected to be complete by June 1999.

        CSX is creating contingency plans to address the consequences to CSXT of each of the primary failure scenarios outlined below. For each of the three primary types of most reasonably likely worst-case scenarios, CSX anticipates that detailed contingency measures will include the following:

        Systemwide failures - In the event of complete or nearly complete loss of key assets or services throughout the entire CSXT system, CSXT will conduct and maintain a safe and orderly shutdown of all operations that depend on those systems.
        Geographically isolated failures - In the event of complete or nearly complete loss of key assets or services throughout a region, CSXT will conduct and maintain a safe and orderly shutdown of all affected operations within that region.
        Movable asset failures - In the event of a Year 2000 failure of a transportation asset, such as a locomotive, CSXT will remove the asset from service and scale its operations accordingly. This is essentially the same process currently used for non-Year 2000 failures.

Forward Looking Statements
--------------------------

        Estimates and forecasts in Management's Discussion and Analysis are based on many assumptions about complex economic and operating factors with respect to industry performance, general business and economic conditions and other matters that cannot be predicted accurately and that are subject to contingencies over which the company has no control. Such forward-looking statements are subject to uncertainties and other factors that may cause actual results to differ materially from the views, beliefs, and projections expressed in such statements. The words "believe," "expect," "anticipate," "project," and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the company. Any such statement speaks only as of the date the statement was made. The company undertakes no obligation to update or revise any forward-looking statement.

        Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (i) cost savings expected from the integration of Conrail may not be fully realized or realized within the time frame anticipated,
(ii) revenues  following the  integration of Conrail may be lower than expected,
(iii) costs or difficulties related to the integration of Conrail may be greater than expected, (iv) general economic or business conditions, either nationally or internationally, including an increase in fuel prices, a tightening of the labor market or changes in demands of organized labor resulting in higher wages, or increased benefits or other costs or disruption of operations may adversely affect the company, (v) legislative or regulatory changes, including possible enactment of initiatives to reregulate the rail industry, may adversely affect the company, (vi) changes may occur in the securities markets, and (vii) disruptions of the operations of the company or any other governmental or private entity may occur as a result of technology issues related to the Year 2000.