Form 10-Q
period 1999-04-02
CSX TRANSPORTATION INC
filed 1999-05-06
CIK 88128

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended April 2, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 2, 1999: 9,061,038 shares.

REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                            CSX TRANSPORTATION, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 1999
                                      INDEX




                                                                   Page Number

PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.         Consolidated Statement of Earnings-
             Quarters Ended April 2, 1999 and March 27, 1998            3

2.         Consolidated Statement of Cash Flows-
             Quarters Ended April 2, 1999 and March 27, 1998            4

3.         Consolidated Statement of Financial Position-
             At April 2, 1999 and December 25, 1998                     5

Notes to Consolidated Financial Statements                              6


Item 2:

Management's Analysis and Results of Operations                        11


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                              18

Signature                                                              18

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                              (Millions of Dollars)



                                                         (Unaudited)
                                                        Quarters Ended
                                                  ---------------------------
                                                   April 2,       March 27,
                                                     1999           1998
                                                  ------------   ------------

OPERATING REVENUE
    Merchandise                                   $      906      $     831
    Coal                                                 353            366
    Other                                                 38             58
                                                  -----------     ----------

        Transportation                                 1,297          1,255
                                                  -----------     ----------

OPERATING EXPENSE
    Labor and Fringe Benefits                            501            509
    Materials, Supplies and Other                        200            182
    Related Party Service Fees                           101             84
    Equipment Rent                                       109             88
    Depreciation                                         123            112
    Fuel                                                  54             67
                                                  -----------     ----------

        Total                                          1,088          1,042
                                                  -----------     ----------

OPERATING INCOME                                         209            213

Other Income (Expense)                                   (55)           (24)

Interest Expense                                          18             16
                                                  -----------     ----------

EARNINGS BEFORE INCOME TAXES                             136            173

Income Tax Expense                                        51             66
                                                  -----------     ----------

NET EARNINGS                                      $       85      $     107
                                                  ===========     ==========



See accompanying Notes to Consolidated Financial Statements.


                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                              (Millions of Dollars)



                                                                   (Unaudited)
                                                                  Quarters Ended
                                                             -------------------------
                                                              April 2,     March 27,
                                                                1999         1998
                                                             -----------  ------------
OPERATING ACTIVITIES
    Net Earnings                                              $     85     $    107
    Adjustments to Reconcile Net Earnings
      to Net Cash (Used) Provided
        Depreciation                                               123          112
        Deferred Income Taxes                                       53           25
        Productivity/Restructuring Charge Payments                  (3)          (8)
        Other Operating Activities                                   5          (26)
        Changes in Operating Assets and Liabilities
           Accounts and Notes Receivable                          (132)         (15)
           Materials and Supplies                                  (11)         (32)
           Other Current Assets                                     24          (21)
           Accounts Payable                                       (107)         (10)
           Other Current Liabilities                               (49)         (11)
                                                              ----------   ----------
           Net Cash (Used) Provided by Operating Activities        (12)         121
                                                              ----------   ----------
INVESTING ACTIVITIES
    Property Additions                                            (151)        (235)
    Other Investing Activities                                     (12)           8
                                                              ----------   ----------
           Net Cash Used by Investing Activities                  (163)        (227)
                                                              ----------   ----------
FINANCING ACTIVITIES
    Long-Term Debt Issued                                           79            5
    Long-Term Debt Repaid                                          (30)         (30)
    Cash Dividends Paid                                            (35)         (35)
    Other Financing Activities                                      (1)           -
                                                              ----------   ----------
           Net Cash Provided (Used) by Financing Activities         13          (60)
                                                              ----------   ----------
    Net Decrease in Cash and Cash Equivalents                     (162)        (166)

CASH AND CASH EQUIVALENTS
    Cash and Cash Equivalents at Beginning of Period               177          474
                                                              ----------   ----------
    Cash and Cash Equivalents at End of Period                $     15     $    308
                                                              ==========   ==========



See accompanying Notes to Consolidated Financial Statements.


                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  Consolidated Statement of Financial Position
                              (Millions of Dollars)

                                                          (Unaudited)
                                                            April 2,     December 25,
                                                             1999           1998
                                                          -----------    -----------
ASSETS
    Current Assets
        Cash and Cash Equivalents (principally investment
          in CSX Cash Management Plan - see Note 7)       $       15     $      177
        Accounts and Notes Receivable                            315            170
        Materials and Supplies                                   182            171
        Deferred Income Taxes                                    117            111
        Other Current Assets                                      79            102
                                                          -----------    -----------

           Total Current Assets                                  708            731

      Properties                                              15,363         15,215
      Accumulated Depreciation                                (4,675)        (4,559)
                                                          -----------    -----------

              Properties-Net                                  10,688         10,656

    Affiliates and Other Companies                               227            223
    Other Long-Term Assets                                       394            287
                                                          -----------    -----------

           Total Assets                                   $   12,017     $   11,897
                                                          ===========    ===========

LIABILITIES
    Current Liabilities
        Accounts Payable                                  $      621     $      751
        Labor and Fringe Benefits Payable                        289            278
        Casualty, Environmental and Other Reserves               173            174
        Current Maturities of Long-Term Debt                     104            100
        Due to Parent Company                                     65             25
        Due to Affiliate                                          90             90
        Other Current Liabilities                                128             50
                                                          -----------    -----------

           Total Current Liabilities                           1,470          1,468

    Casualty, Environmental and Other Reserves                   508            521
    Long-Term Debt                                               951            906
    Deferred Income Taxes                                      2,816          2,776
    Other Long-Term Liabilities                                  656            661
                                                          -----------    -----------

           Total Liabilities                                   6,401          6,332
                                                          -----------    -----------

SHAREHOLDER'S EQUITY
    Common Stock, $20 Par Value:
        Authorized 10,000,000 Shares;
        Issued and Outstanding 9,061,038 Shares                  181            181
    Other Capital                                              1,294          1,294
    Retained Earnings                                          4,141          4,090
                                                          -----------    -----------

           Total Shareholder's Equity                          5,616          5,565
                                                          -----------    -----------

           Total Liabilities and Shareholder's Equity     $   12,017     $   11,897
                                                          ===========    ===========

See accompanying Notes to Consolidated Financial Statements.
                                      - 5 -

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                       (All Tables in Millions of Dollars)

NOTE 1.  BASIS OF PRESENTATION

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Transportation, Inc. (CSXT) and its majority-owned subsidiaries as of April 2, 1999 and December 25, 1998, the results of their operations and their cash flows for the quarters ended April 2, 1999 and March 27, 1998, such adjustments being of a normal recurring nature. CSXT is a wholly-owned subsidiary of CSX Corporation (CSX).

        While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in CSXT's latest Form 10-K. Certain prior-year data have been reclassified to conform to the 1999 presentation.

        The company's fiscal year is composed of 52 or 53 weeks ending on the last Friday in December. Fiscal year 1999 will consist of 53 weeks ending on December 31, 1999. Fiscal year 1998 consisted of 52 weeks ended December 25, 1998. The financial statements presented are for the 14-week quarter ended April 2, 1999, the 13-week quarter ended March 27, 1998, and as of December 25, 1998.

NOTE 2.  ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board has issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives on the statement of financial position, measured at fair value. The statement also sets forth new accounting rules for gains or losses resulting from changes in the values of derivatives. While CSXT does not currently use derivative financial instruments, and its historical use of such instruments has not been material, the company plans to adopt this statement in the first quarter of 2000 to the extent it may apply at that time. The company would not expect the adoption of Statement No. 133 to have a material impact on its financial statements.

NOTE 3.  ACCOUNTS RECEIVABLE

        CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all rail freight accounts receivable to CSX Trade Receivables Corporation, a wholly-owned subsidiary of CSX. Accounts receivable sold under this agreement totaled $583 million at April 2, 1999 and $642 million at December 25, 1998. In addition, CSXT has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in all miscellaneous accounts receivable. Accounts receivable sold under this agreement totaled $47 million at April 2, 1999 and December 25, 1998. The sales of receivables have been reflected as reductions of "Accounts and Notes Receivable" in the Consolidated Statement of Financial Position. The net losses associated with sales of receivables were $13 million and $15 million for the quarters ended April 2, 1999 and March 27, 1998, respectively.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 4.  OTHER INCOME (EXPENSE)

                                                         Quarters Ended
                                                    -------------------------
                                                    April 2,      March 27,
                                                      1999           1998
                                                   -----------    -----------
Interest Income - CSX Cash Management Plan         $      1        $      7
Interest Income - Other                                   4               -
Income from Real Estate Operations(a)                     2               5
Net Losses from Accounts Receivable Sold                (13)
                                                                        (15)
Conrail Transition Expenses                             (39)            (19)
Miscellaneous                                           (10)             (2)
                                                   -----------     ----------

    Total                                          $    (55)       $    (24)
                                                   ===========     ==========

(a) Gross revenue from real estate operations was $9 million and $12 million for the quarters ended April 2, 1999 and March 27, 1998, respectively.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

New Orleans Tank Car Fire
-------------------------

        In September 1997, a state court jury in New Orleans, Louisiana returned a $2.5 billion punitive damages award against CSXT. The award was made in a class action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 fire. The fire was caused by a leaking chemical tank car parked on CSXT tracks and resulted in the 36-hour evacuation of a New Orleans neighborhood. In the same case, the court awarded a group of 20 plaintiffs compensatory damages of approximately $2 million against the defendants, including CSXT, to which the jury assigned 15 percent of the responsibility for the incident. CSXT's liability under that compensatory damages award is not material, and adequate provision has been made for the award.

        In October 1997, the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. In February 1999, the Louisiana Supreme Court issued a further decision, authorizing and instructing the trial court to enter individual punitive damages judgments in favor of the 20 plaintiffs who had received awards of compensatory damages, in amounts representing an appropriate share of the jury's award. The trial court on April 8, 1999 entered judgment awarding approximately $2 million in compensatory damages and approximately $8.5 million in punitive damages to those 20 plaintiffs. Approximately $6.2 million of the punitive damages awarded were assessed against CSXT. CSXT then filed post-trial motions, for a new trial and for judgment notwithstanding the verdict, as to the April 8 judgment. CSXT believes that these recent judicial decisions will expedite the process of full appellate review of the 1997 trial. A trial for the claims of 20 additional plaintiffs for compensatory damages will begin in May 1999.

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

        CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at 243 sites, including sites addressed under the Federal Superfund statute or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

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

        Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at April 2, 1999 and December 25, 1998, were $72 million and $75 million, respectively. These recorded liabilities, which are undiscounted, include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the April 2, 1999 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

Environmental Contingencies, Continued
--------------------------------------

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

NOTE 6.  RELATED PARTIES

        Cash and cash equivalents at December 25, 1998 includes $229 million, representing amounts due from CSX for CSXT's participation in the CSX cash management plan. At April 2, 1999, CSXT had a deficit balance in the plan of $35 million which was classified as Due to Parent Company in the statement of financial position. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to repay all amounts due on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.

        Related Party Service Fees expense consists of a management service fee charged by CSX, data processing related charges from CSX Technology, Inc. (CSX Technology); the reimbursement, under an operating agreement, from CSX Intermodal, Inc. (CSXI), for costs incurred by CSXT related to intermodal operations; charges from Customized Transportation, Inc. (CTI) for transportation, warehousing and managed transportation services provided to CSXT; charges from Total Distribution Services, Inc. (TDSI), for services provided at automobile ramps; and charges from Bulk Intermodal Distribution Services, Inc. (BIDS) for services provided at bulk commodity facilities. The management service fee charged by CSX represents compensation for certain corporate services provided to CSXT. These services include, but are not limited to, development of corporate policy and long-range strategic plans, allocation of capital, placement of debt, maintenance of employee benefit plans, internal audit and tax administration. The fee is calculated as a percentage of CSX's investment in CSXT which is identical to the method used to determine the management fee charged to all other major subsidiaries of CSX. Management believes this to be a reasonable method. The data processing related charges are compensation to CSX Technology for the development, implementation and maintenance of computer systems, software and associated documentation for the day-to-day operations of CSXT. CSX Technology, CSXI, CTI, TDSI, and BIDS are wholly-owned subsidiaries of CSX.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 6.  RELATED PARTIES, Continued

        In March 1996, CSXT entered into a loan agreement with CSX Insurance Company (CSX Insurance), a wholly-owned subsidiary of CSX, whereby CSXT may borrow up to $100 million from CSX Insurance. The loan is payable in full on demand. At April 2, 1999, $90 million was outstanding under the agreement. Interest on the loan is payable monthly at .25% over the LIBOR rate, and was 5.94% at April 2, 1999 and March 27, 1998. Interest expense incurred for each of the quarters ended April 2, 1999 and March 27, 1998 was $1 million relating to this loan agreement.

ITEM 2.   MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

        CSXT follows a 52/53-week fiscal calendar. Fiscal year 1999 includes 53 weeks. The quarter ended April 2, 1999 consisted of 14 weeks, compared with 13 weeks in the prior year's first quarter.

        Net earnings for the first quarter of 1999 were $85 million versus $107 million in the prior year period. The company achieved operating income of $209 million, 2 percent below last year's first quarter.

        Operating revenue of $1.3 billion was 3 percent higher than the 1998 period. Operating expense rose 4 percent to $1.1 billion, primarily due to traffic mix and severe winter weather that caused congestion early in the quarter, partially offset by lower fuel costs and a favorable experience credit on medical claims that reduced fringe benefits expense.

                                                 OPERATING INCOME
                                               (Millions of Dollars)
                                       --------------------------------------
                                            Quarters Ended
                                       --------------------------
                                        April 2,      March 27,     Percent
                                          1999           1998       Change
                                       -----------    -----------  ----------
Operating Revenue
  Merchandise                          $      906     $      831       9%
  Coal                                        353            366      (4)%
  Other                                        38             58     (34)%
                                       -----------    -----------  ----------

    Total                                   1,297          1,255       3%

Operating Expense                           1,088          1,042       4%
                                       -----------    -----------  ----------

Operating Income                       $      209     $      213      (2)%
                                       ===========    ===========  ==========

        Coal volume declined 2 percent, to 39 million tons, reflecting reduced demand from overseas and from electric utilities. As a result, coal revenue fell 4 percent from the 1998 period. Total merchandise traffic and revenue were both 9 percent higher than the prior year quarter, led by significant increases in automotive traffic and revenue that reflected continued strong demand for vehicles and parts. Other merchandise categories were mixed, with strength in minerals offset by weakness in metals and paper and forest products.

OUTLOOK
-------

        Training and implementation efforts are currently on schedule to achieve the planned integration of CSXT and Conrail operations on June 1, 1999. Technology systems are currently being tested, and all labor agreements are expected to be in place prior to integration.

        On its base business, the company continues to experience diminished coal traffic. Export coal volumes remain weak, with no recovery expected in 1999. The domestic utility coal market is also experiencing weakness as a result of the mild winter weather and fuel substitution. Merchandise traffic remains strong, particularly in the automotive category, which continues to benefit from consumer demand and increased production levels at the auto plants.

OTHER MATTERS
-------------

Conrail Transaction

        In April 1997, CSXT entered into certain agreements pertaining to the joint acquisition of Conrail by CSX and Norfolk Southern. Under these agreements and other agreements to be completed or executed among the parties, appropriate portions of the Conrail rail system are expected to be integrated with the CSXT system.

        CSX and Norfolk Southern filed an application for control of Conrail with the Surface Transportation Board (STB) in June 1997. On July 23, 1998, following an extensive review, the STB issued a written decision approving the application with limited conditions. The decision permitted CSX and Norfolk Southern to exercise joint control over Conrail on August 22, 1998.

        CSX and Norfolk Southern currently expect to implement integrated operations with Conrail on June 1, 1999. On that date, the parties will begin operating specified portions of the Conrail routes and other assets pursuant to various operating agreements. Certain Conrail assets will be operated for the joint benefit of CSX and Norfolk Southern.

        CSXT is actively planning for the smooth integration of Conrail operations into its rail system. Plans involve all facets of combining the two systems, including: safety; customer service; train scheduling, switching and routing; equipment utilization and track programs; commuter and passenger rail operations; marketing; technology; labor agreements; and administration. Related capital improvements to certain routes and facilities on the CSXT rail system are substantially complete. Preparations leading up to the June 1 implementation date will be concentrated on the completion and testing of technology systems.

        CSXT is incurring significant expenditures in connection with the integration of Conrail operations. Transition expenses, principally costs related to information technology integration, totaled $39 million and $19 million for the quarters ended April 2, 1999 and March 27, 1998, respectively. Capital expenditures, including a major track construction project to accommodate increased traffic flows in a primary service corridor after integration, totaled $52 million and $42 million for the quarters ended April 2, 1999 and March 27, 1998, respectively.

        Under the operating agreements with Conrail, CSXT will pay Conrail for the use of assets and for services Conrail provides. Substantially all of
Conrail's customer freight contracts will be assumed by CSXT or other subsidiaries of CSX, or by Norfolk Southern. As CSX and Norfolk Southern move to integrate the Conrail operations, as expected, they will compete for traffic located in markets formerly served solely by Conrail. The company expects that as a result of this process of entering new markets, there may be changes in the historic rate and traffic patterns, including some rate reductions and traffic volume shifts. The process will be driven by market conditions, and the company presently cannot assess the impact of these transition effects on either the timing or realization of the projected benefits of the Conrail transaction. The majority of Conrail's operations workforce will be employed by CSXT or other subsidiaries of CSX, or by Norfolk Southern, although certain operations personnel, as well as certain management and administrative employees, will remain at Conrail to oversee its ongoing business activities.

------------------------

Year 2000 Planning
------------------

State of Year 2000 Readiness

        Technology systems and embedded computer chips that are not Year 2000 ready are unable to distinguish between the calendar year 1900 and the calendar year 2000. CSX recognizes that it must work to minimize the risks that its business operations will be adversely affected by transition to the upcoming calendar year 2000. Accordingly, in 1996, CSX and each of its transportation subsidiaries began a comprehensive plan to address the potential exposure. The plan fully encompasses all CSXT systems and operations. The company's Year 2000 plan includes the following phases:

-    Awareness - General education about the Year 2000 problem.
- Inventory - Cataloging of all systems and business relationships that may be impacted by a Year 2000 date rollover.
- Assessment - Estimating the degree of severity of the Year 2000 problem for cataloged items.
- Remediation - Repair, replacement, or retirement of non-Year 2000 compliant systems.
- Validation - Testing to confirm the compliance of Year 2000 remediated systems.

        CSX's readiness efforts are focused, first and foremost, on the continued safe operation of its rail and other transportation systems. That includes employee safety, the safety of the general public, and the safety of the environments in which the company operates. Maintaining service continuity both to customers and with vendors before, during, and after the millennium change also is a priority.

        CSXT has material relationships with third parties whose failure to be Year 2000 ready could have adverse impacts on the company's business, operations or financial condition. Third parties CSXT considers to be in this category include significant suppliers, large customers and financial institutions. Accordingly, the company has met with or surveyed those parties to assess their Year 2000 readiness and, where applicable, is conducting interface tests with them upon completion of internal testing of remediated applications. Based on the results of those tests, and the information received, follow-up action or contingency plans will be made by the company as it deems appropriate.

        CSXT also is participating in interface tests with other Class I railroads to ensure that electronic data interchanges can be processed in a Year 2000 format. The industry effort has been coordinated by the Association of American Railroads since 1997 and is largely complete, with final work scheduled in the third quarter of 1999.

------------------------

Year 2000 Planning, Continued
-----------------------------

State of Year 2000 Readiness, Continued

        Overall, substantial completion of key areas of CSXT's Year 2000 readiness plan is expected by the end of the third quarter of 1999. The company's readiness efforts are organized in five areas, which have the following status:

                             Estimated
                             Substantial
Effort                       Completion               Current Phase
--------------------------------------------------------------------------------
Core Information Systems     Third Quarter 1999       Remediation and Validation
Distributed Information
  Technology                 Third Quarter 1999       Assessment and Remediation
Electronic Commerce          Third Quarter 1999       Remediation and Validation
Non-information Technology
  (embedded systems)         Third Quarter 1999       Assessment and Remediation
Trading Partners             Fourth Quarter 1999      Assessment and Validation

Year 2000 Costs

        CSXT has incurred total costs of $41 million to date related to Year 2000 readiness, which represents approximately 72% of the estimated expenditures for the entire plan. To provide a consistent, objective method for identifying costs of the Year 2000 plan, the company classifies expenditures as Year 2000 plan costs for reporting purposes only if they remedy only Year 2000 risks and would otherwise be unnecessary in the normal course of business. The cost of the Year 2000 plan is being expensed as incurred and funded by cash generated from operations. Projections of the remaining cost and completion dates for the Year 2000 plan are based on management's current estimates, which are derived utilizing assumptions of future events, including the continued availability of certain resources, and are inherently uncertain. No major projects have been delayed as a result of Year 2000 readiness efforts, and CSX is periodically assessing its Year 2000 progress with respect to CSXT systems with the assistance of outside consultants.

        In connection with the integration of Conrail, CSX and Norfolk Southern are jointly addressing the Year 2000 readiness of Conrail's core information technology applications and non-information technology embedded systems. Certain of Conrail's operations systems are being made Year 2000 ready as a contingency in the event that there are unexpected delays in the integration or Conrail continues to operate such systems after the integration is completed. Conrail's estimated cost for its Year 2000 plan is approximately $16 million.

Contingency Plans

        Contingency planning is an established and ongoing effort within CSX and CSXT to address many types of potential operating disruptions which may include Year 2000 issues. For example, detailed emergency operating plans already exist for unanticipated outages of electricity, telecommunications, and other essential services. The companies are not in a position to identify or to avoid all possible Year 2000 scenarios or to estimate their overall business impacts. However, the companies are currently assessing possible problems and making plans to mitigate the impacts.

------------------------

Year 2000 Planning, Continued
-----------------------------

Contingency Plans, Continued

        These plans may include identifying alternate suppliers, vendors, procedures and operational sites; generating equipment lists; conducting staff training; and developing communication plans. CSX defines three primary types of most reasonably likely worst-case scenarios, and anticipates that detailed contingency measures with respect to CSXT will include the following:

- Systemwide failures -- In the event of complete or nearly complete loss of key assets or services throughout the entire CSXT system, CSXT will conduct and maintain a safe and orderly shutdown of all operations that depend on those systems.
- Geographically isolated failures -- In the event of complete or nearly complete loss of key assets or services throughout a region, CSXT may employ manual fallback plans for non-transportation functions and may maintain a safe and orderly shutdown of affected transportation operations.
- Movable asset failures -- In the event of a Year 2000 failure of a transportation asset, such as a locomotive that does not have redundant systems for operation, CSXT may temporarily remove the asset from service and scale its operations accordingly.

Risks

        CSX believes that its Year 2000 planning efforts are adequate to address all major risks with CSXT's systems and operations. There can be no assurance, however, that the company's systems or equipment, or those of third parties on which CSXT relies, will be Year 2000 ready in a timely manner or that the company's or third parties' contingency plans will mitigate the effects of the transition to the calendar Year 2000. The failure of the systems or equipment of CSXT or third parties (which the company believes is the most reasonably likely worst case scenario) could result in the reduction or suspension of the company's operations and could have a material adverse effect on the company's results of operations, liquidity and financial condition.

------------------------

Litigation

        In September 1997, a state court jury in New Orleans, Louisiana returned a $2.5 billion punitive damages award against CSXT. The award was made in a class action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 fire. The fire was caused by a leaking chemical tank car parked on CSXT tracks and resulted in the 36-hour evacuation of a New Orleans neighborhood. In the same case, the court awarded a group of 20 plaintiffs compensatory damages of approximately $2 million against the defendants, including CSXT, to which the jury assigned 15 percent of the responsibility for the incident. CSXT's liability under that compensatory damages award is not material, and adequate provision has been made for the award.

        In October 1997, the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. In February 1999, the Louisiana Supreme Court issued a further decision, authorizing and instructing the trial court to enter individual punitive damages judgments in favor of the 20 plaintiffs who had received awards of compensatory damages, in amounts representing an appropriate share of the jury's award. The trial court on April 8, 1999 entered judgment awarding approximately $2 million in compensatory damages and approximately $8.5 million in punitive damages to those 20 plaintiffs. Approximately $6.2 million of the punitive damages awarded were assessed against CSXT. CSXT then filed post-trial motions, for a new trial and for judgment notwithstanding the verdict, as to the April 8 judgment. CSXT believes that these recent judicial decisions will expedite the process of full appellate review of the 1997 trial. A trial for the claims of 20 additional plaintiffs for compensatory damages will begin in May 1999.

        CSXT is pursuing an aggressive legal strategy. Management believes that any adverse outcome will not be material to CSXT's overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.

                      -------------------------------------

        Estimates and forecasts in Management's Analysis and Results of Operations and in other sections of this Quarterly Report are based on many assumptions about complex economic and operating factors with respect to industry performance, general business and economic conditions and other matters that cannot be predicted accurately and that are subject to contingencies over which the company has no control. Such forward-looking statements are subject to certain uncertainties and other factors that may cause actual results to differ materially from the views, beliefs, and projections expressed in such statements. The words "believe", "expect", "anticipate", "project", and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the company. Any such statement speaks only as of the date the statement was made. The company undertakes no obligation to update or revise any forward-looking statement.

        Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (i) cost savings expected from the integration of Conrail may not be fully realized or realized within the time frame anticipated,
(ii) revenues  following the  integration of Conrail may be lower than expected,
(iii) costs or difficulties related to the integration of Conrail may be greater than expected, (iv) general economic or business conditions, either nationally or internationally, an increase in fuel prices, a tightening of the labor market or changes in demands of organized labor resulting in higher wages, or increased benefits or other costs or disruption of operations may adversely affect the businesses of the company, (v) legislative or regulatory changes, including possible enactment of initiatives to re-regulate the rail industry, may adversely affect the businesses of the company, (vi) changes may occur in the securities markets, and (vii) disruptions of the operations of the company or any other governmental or private entity may occur as a result of issues related to the Year 2000. For additional factors, please refer to the company's annual report on Form 10-K for the fiscal year ended December 25, 1998.

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

                                               CSX TRANSPORTATION, INC.
                                               (Registrant)


                                           By: /s/JAMES L. ROSS
                                               ------------------
                                               James L. Ross
                                               (Principal Accounting Officer)

Dated:  May 6, 1999