Form 10-Q
period 1999-07-02
CSX TRANSPORTATION INC
filed 1999-08-06
CIK 88128

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended July 2, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 2, 1999: 9,061,038 shares.

REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                            CSX TRANSPORTATION, INC.
                                    FORM 10-Q
                   FOR THE QUARTERLY PERIOD ENDED JULY 2, 1999
                                      INDEX




                                                                     Page Number

PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.         Consolidated Statement of Earnings-
             Quarters and Six Months Ended July 2, 1999 and June 26, 1998     3

2.         Consolidated Statement of Cash Flows-
             Six Months Ended July 2, 1999 and June 26, 1998                  4

3.         Consolidated Statement of Financial Position-
             At July 2, 1999 and December 25, 1998                            5

Notes to Consolidated Financial Statements                                    6


Item 2:

Management's Analysis and Results of Operations                              12


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    18

Signature                                                                    18


                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                              (Millions of Dollars)

                                                             (Unaudited)
                                              Quarters Ended            Six Months Ended
                                          ------------------------   ------------------------
                                           July 2,      June 26,      July 2,      June 26,
                                             1999         1998          1999         1998
                                          -----------  -----------   -----------  -----------

OPERATING REVENUE
    Merchandise                             $     958    $     842     $    1,864     $   1,673
    Coal                                          337          373            690           739
    Other                                          39           38             77            96
                                            ----------   ----------    -----------    ----------

        Total                                   1,334        1,253          2,631         2,508
                                            ----------   ----------    -----------    ----------

OPERATING EXPENSE
    Labor and Fringe Benefits                     529          473          1,030           982
    Materials, Supplies and Other                 216          205            416           391
    Conrail Operating Fee, Rent and Services       40            -             40             -
    Related Party Service Fees                    144           70            245           150
    Equipment Rent                                105           93            214           181
    Depreciation                                  115          112            238           224
    Fuel                                           64           62            118           129
                                            ----------   ----------    -----------    ----------

        Total                                   1,213        1,015          2,301         2,057
                                            ----------   ----------    -----------    ----------

OPERATING INCOME                                  121          238            330           451

Other Income (Expense)                            (28)         (27)           (83)          (51)

Interest Expense                                   20           16             38            32
                                            ----------   ----------    -----------    ----------

EARNINGS BEFORE INCOME TAXES                       73          195            209           368

Income Tax Expense                                 28           71             79           137
                                            ----------   ----------    -----------    ----------

NET EARNINGS                                $      45    $     124     $      130     $     231
                                            ==========   ==========    ===========    ==========


See accompanying Notes to Consolidated Financial Statements.


                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                              (Millions of Dollars)


                                                                             (Unaudited)
                                                                           Six Months Ended
                                                                       -------------------------
                                                                        July 2,      June 26,
                                                                          1999         1998
                                                                       -----------  ------------
OPERATING ACTIVITIES
    Net Earnings                                                         $    130   $     231
    Adjustments to Reconcile Net Earnings
      to Net Cash Provided
        Depreciation                                                          238         223
        Deferred Income Taxes                                                  55          84
        Productivity/Restructuring Charge Payments                             (6)        (17)
        Other Operating Activities                                              7         (18)
        Changes in Operating Assets and Liabilities
           Accounts and Notes Receivable                                     (244)         38
           Materials and Supplies                                             (19)        (39)
           Other Current Assets                                                 4         (35)
           Accounts Payable                                                     9          83
           Other Current Liabilities                                          109         (66)
                                                                         ---------    ----------

           Net Cash Provided by Operating Activities                          283         484
                                                                         ---------    ----------

INVESTING ACTIVITIES
    Property Additions                                                       (480)       (554)
    Other Investing Activities                                                (20)        (37)
                                                                         ---------    ----------

           Net Cash Used by Investing Activities                             (500)       (591)
                                                                         ---------    ----------

FINANCING ACTIVITIES
    Long-Term Debt Issued                                                     195         166
    Long-Term Debt Repaid                                                     (58)        (46)
    Cash Dividends Paid                                                       (96)        (74)
    Other Financing Activities                                                 (1)         (1)
                                                                         ---------    ----------

           Net Cash Provided by Financing Activities                           40          45
                                                                         ---------    ----------

    Net Decrease in Cash and Cash Equivalents                                (177)        (62)

CASH AND CASH EQUIVALENTS
    Cash and Cash Equivalents at Beginning of Period                          177         474
                                                                         ---------    ----------

    Cash and Cash Equivalents at End of Period                           $      0     $   412
                                                                         =========    ==========


See accompanying Notes to Consolidated Financial Statements.


                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  Consolidated Statement of Financial Position
                              (Millions of Dollars)

                                                          (Unaudited)
                                                            July 2,      December 25,
                                                             1999            1998
                                                          ------------    -----------
ASSETS
    Current Assets
        Cash and Cash Equivalents (principally investment
               in CSX Cash Management Plan - see Note 7)   $        -     $      177
        Accounts and Notes Receivable                             430            170
        Materials and Supplies                                    189            171
        Deferred Income Taxes                                     131            111
        Other Current Assets                                      162            102
                                                           -----------    -----------

           Total Current Assets                                   912            731

      Properties                                               15,693         15,215
      Accumulated Depreciation                                 (4,797)        (4,559)
                                                           -----------    -----------

              Properties-Net                                   10,896         10,656

    Affiliates and Other Companies                                231            223
    Other Long-Term Assets                                        418            287
                                                           -----------    -----------

           Total Assets                                    $   12,457      $  11,897
                                                           ===========    ===========

LIABILITIES
    Current Liabilities
        Accounts Payable                                   $      776     $      751
        Labor and Fringe Benefits Payable                         258            278
        Casualty, Environmental and Other Reserves                175            174
        Current Maturities of Long-Term Debt                      112            100
        Due to Parent Company                                     118             25
        Due to Affiliate                                           90             90
        Other Current Liabilities                                 291             50
                                                           -----------    -----------

           Total Current Liabilities                            1,820          1,468

    Casualty, Environmental and Other Reserves                    505            521
    Long-Term Debt                                              1,030            906
    Deferred Income Taxes                                       2,851          2,776
    Other Long-Term Liabilities                                   652            661
                                                           -----------    -----------

           Total Liabilities                                    6,858          6,332
                                                           -----------    -----------

SHAREHOLDER'S EQUITY
    Common Stock, $20 Par Value:
        Authorized 10,000,000 Shares;
        Issued and Outstanding 9,061,038 Shares                   181            181
    Other Capital                                               1,294          1,294
    Retained Earnings                                           4,124          4,090
                                                           -----------    -----------

           Total Shareholder's Equity                           5,599          5,565
                                                           -----------    -----------

           Total Liabilities and Shareholder's Equity      $   12,457     $   11,897
                                                           ===========    ===========

See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                       (All Tables in Millions of Dollars)

NOTE 1.  BASIS OF PRESENTATION

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Transportation, Inc. (CSXT) and its majority-owned subsidiaries as of July 2, 1999 and December 25, 1998, the results of their operations and their cash flows for the quarters and six months ended July 2, 1999 and June 26, 1998, such adjustments being of a normal recurring nature. CSXT is a wholly-owned subsidiary of CSX Corporation (CSX).

        While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in CSXT's latest Form 10-K. Certain prior-year data have been reclassified to conform to the 1999 presentation.

        The company's fiscal year is composed of 52 or 53 weeks ending on the last Friday in December. Fiscal year 1999 consists of 53 weeks ending on December 31, 1999. Fiscal year 1998 consisted of 52 weeks ended December 25, 1998. The financial statements presented are for the 13-week quarters ended July 2, 1999 and June 26, 1998, the 27-week period ended July 2, 1999, the 26- week period ended June 26, 1998, and as of December 25, 1998.

NOTE 2.  ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board has issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which postpones the effective date of FASB Statement No. 133 until fiscal quarters of all fiscal years beginning after June 15, 2000. Statement No. 133 requires companies to record derivatives on the statement of financial position, measured at fair value. The statement also sets forth new accounting rules for gains or losses resulting from changes in the values of derivatives. While CSXT does not currently use derivative financial instruments, and its historical use of such instruments has not been material, the company plans to adopt this statement in the first quarter of 2001 to the extent it may apply at that time. The company would not expect the adoption of Statement No. 133 to have a material impact on its financial statements.

NOTE 3.  INTEGRATION OF CONRAIL

        On June 1, 1999, CSXT and Norfolk Southern Corporation's (Norfolk Southern) rail subsidiary formally began integrated operations over their respective portions of the Conrail Inc. (Conrail) rail systems. This step implements the operating plan envisioned by CSX and Norfolk Southern when they completed the joint acquisition of Conrail in May 1997 and later received regulatory approval permitting them to exercise joint control over Conrail in August 1998.

        The respective railroads operate designated portions of the Conrail system pursuant to various operating agreements which took effect on June 1. Under these agreements, which have terms of 25 years plus options to extend, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail service in certain shared geographic areas for the joint benefit of CSXT and Norfolk Southern for which it is compensated on the basis of

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 3.  INTEGRATION OF CONRAIL, Continued

usage by the respective railroads. CSX and Norfolk Southern, through a joint acquisition entity, hold economic interests in Conrail of 42% and 58%, respectively, and voting interests of 50% each.

        Upon integration, substantially all of Conrail's customer freight contracts were assumed by CSX (either CSXT or a sister company, CSX Intermodal, Inc.) or by Norfolk Southern. As a result, beginning June 1, 1999, CSXT's operating revenue includes revenue from traffic previously moving on Conrail. Operating expenses reflect corresponding increases for costs incurred to handle the new traffic and operate the former Conrail lines. Effective June 1, 1999, CSXT's expenses also include a new expense category, "Conrail Operating Fee, Rent and Services", which reflects payments to Conrail for the use of right-of-way and equipment; as well as charges for transportation, switching, and terminal services provided by Conrail in three geographic areas operated for the joint benefit of CSX and Norfolk Southern.

NOTE 4.  ACCOUNTS RECEIVABLE

        CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all rail freight accounts receivable to CSX Trade Receivables Corporation, a wholly-owned subsidiary of CSX. Accounts receivable sold under this agreement totaled $605 million at July 2, 1999 and $642 million at December 25, 1998. In addition, CSXT has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in all miscellaneous accounts receivable. Accounts receivable sold under this agreement totaled $47 million at July 2, 1999 and December 25, 1998. The sales of receivables have been reflected as reductions of "Accounts and Notes Receivable" in the Consolidated Statement of Financial Position. The net losses associated with sales of receivables were $14 million for the quarter and $27 million for the six months ended July 2, 1999, and $15 million for the quarter and $30 million for the six months ended June 26, 1998.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 5.  OTHER INCOME (EXPENSE)


                                                Quarters Ended         Six Months Ended
                                              --------------------    --------------------
                                              July 2,     June 26,    July 2,     June 26,
                                                1999        1998        1999        1998
                                              --------    --------    --------    --------

Interest Income - CSX Cash Management Plan    $     1      $     -     $     2      $     -
Interest Income - Other                             -            8           4           15
Income from Real Estate Operations(1)              12            9          14           14
Net Losses from Accounts Receivable Sold          (14)         (15)        (27)         (30)
Conrail Transition Expenses                       (28)         (31)        (67)         (50)
Miscellaneous                                       1            2          (9)           -
                                              ---------    ---------   ---------    ---------

    Total                                     $   (28)     $   (27)    $   (83)     $   (51)
                                              =========    =========   =========    =========

(1) Gross revenue from real estate operations was $19 million for the quarter and $28 million for the six months ended July 2, 1999, and $17 million and $29 million for the quarter and six months ended June 26, 1998.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

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

        A trial for the claims of 20 additional plaintiffs for compensatory damages began on May 24, 1999. In early July, the jury in that trial rendered verdicts of approximately $330,000 in favor of eighteen of those twenty plaintiffs. Two plaintiffs received nothing; that is, the jury found that they

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 6.  COMMITMENTS AND CONTINGENCIES, Continued

New Orleans Tank Car Fire, Continued
------------------------------------

had not proved any damages. Management believes that this result, while still excessive, supports CSXT's contention that the $2.5 billion punitive damages award was unwarranted.

        CSXT continues to pursue an aggressive legal strategy. Management believes that any adverse outcome will not be material to CSX's or CSXT's overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.

Environmental Contingencies
---------------------------

        CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at approximately 108 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

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

        Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at July 2, 1999 and December 25, 1998, were $69 million and $75 million, respectively. These recorded liabilities, which are undiscounted, include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 6.  COMMITMENTS AND CONTINGENCIES, Continued

Environmental Contingencies, Continued
--------------------------------------

can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the July 2, 1999 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

NOTE 7.  RELATED PARTIES

        Cash and cash equivalents at December 25, 1998 includes $229 million, representing amounts due from CSX for CSXT's participation in the CSX cash management plan. At July 2, 1999, CSXT had a deficit balance in the plan of $92 million which is included in Due to Parent Company in the statement of financial position. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to repay all amounts due on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.

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

        In March 1996, CSXT entered into a loan agreement with CSX Insurance Company (CSX Insurance), a wholly-owned subsidiary of CSX, whereby CSXT may borrow up to $100 million from CSX Insurance. The loan is payable in full on demand. At July 2, 1999 and December 25, 1998, $90 million was outstanding under the agreement. Interest on the loan is payable monthly at .25% over the LIBOR rate, and was 5.43% at July 2, 1999 and 5.91% at June 26, 1998.

ITEM 2.   MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

        CSXT follows a 52/53-week fiscal calendar. Fiscal year 1999 consists of 53 weeks. The six month period ended July 2, 1999 consisted of 27 weeks and the six month period ended June 26, 1998 consisted of 26 weeks.

        Net earnings for the first half of 1999 were $130 million versus $231 million in the prior year period. The company reported operating income of $330 million, 27 percent below last year's period.

        Operating revenue of $2.63 billion was 5 percent higher than the 1998 period and operating expense rose 12 percent to $2.30 billion. The year over year increases in revenues and expenses are due largely to the integration of Conrail rail operations for one month in 1999, as well as the extra week in the 1999 period. Costs related to the preparation and start-up of the Conrail integration adversely affected the 1999 earnings.

                                 OPERATING INCOME
                               (Millions of Dollars)
                         ----------------------------------
                           Six Months Ended
                        ------------------------
                          July 2,     June 26,    Percent
                           1999         1998       Change
                         ----------   ----------  ---------
Operating Revenue
  Merchandise            $  1,864     $   1,673      11%
  Coal                        690           739      (7)
  Other                        77            96     (20)
                         ----------   ----------

    Total                   2,631         2,508       5

Operating Expense           2,301         2,057     (12)
                         ----------   ----------

Operating Income         $    330     $     451     (27)
                         ==========   ==========

        Coal volume for the first half of the year declined 4 percent, to 76.4 million tons, reflecting reduced demand from overseas markets and from electric utilities. As a result, coal revenue fell 7 percent from the 1998 period. Total merchandise carloads were 9 percent higher and revenue was 11 percent higher than the prior year period, led by significant increases in automotive traffic and revenue that reflected the integration of Conrail business, continued strong demand for vehicles and parts, and the strike at major General Motors plants that adversely affected 1998 revenue. Metals revenue increased 12 percent due to former Conrail volumes and general strength in the iron ore market. Chemicals revenue was up 10% with the new traffic from the Conrail integration and overall growth in the plastics industry.

CONRAIL INTEGRATION
-------------------

        On June 1, 1999, CSXT and Norfolk Southern Corporation's (Norfolk Southern) rail subsidiary formally began integrated operations over their respective portions of the Conrail Inc. (Conrail) rail systems. This step implements the operating plan envisioned by CSX and Norfolk Southern when they completed the joint acquisition of Conrail in May 1997 and later received regulatory approval permitting them to exercise joint control over Conrail in August 1998.

ITEM 2.   MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

------------------------------

        The respective railroads operate designated portions of the Conrail system pursuant to various operating agreements which took effect on June 1. Under these agreements, which have terms of 25 years plus options to extend, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail service in certain shared geographic areas for the joint benefit of CSXT and Norfolk Southern for which it is compensated on the basis of usage by the respective railroads. CSX and Norfolk Southern, through a joint acquisition entity, hold economic interests in Conrail of 42% and 58%, respectively, and voting interests of 50% each.

        Upon integration, substantially all of Conrail's customer freight contracts were assumed by CSX (either CSXT or a sister company, CSX Intermodal, Inc.) or by Norfolk Southern. As a result, beginning June 1, 1999, CSXT's operating revenue includes revenue from traffic previously moving on Conrail. Operating expenses reflect corresponding increases for costs incurred to handle the new traffic and operate the former Conrail lines. Effective June 1, 1999, CSXT's expenses also include a new expense category, "Conrail Operating Fee, Rent and Services", which reflects payments to Conrail for the use of right-of-way and equipment; as well as charges for transportation, switching, and terminal services provided by Conrail in three geographic areas operated for the joint benefit of CSX and Norfolk Southern.

OTHER MATTERS
-------------

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

        CSXT has material relationships with third parties whose failure to be Year 2000 ready could have adverse impacts on the company's business, operations or financial condition. Third parties CSXT considers to be in this category include significant suppliers, large customers and financial institutions. Accordingly, the company has met with or surveyed those parties to assess their Year 2000 readiness and, where applicable, is conducting interface tests with them upon completion of

Year 2000 Planning, Continued
-----------------------------

State of Year 2000 Readiness, Continued

internal testing of remediated applications. Based on the results of those tests, and the information received, follow-up action or contingency plans will be made by the company as it deems appropriate.

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

                                          Estimated Substantial
Effort                                    Completion              Current Phase
---------------------------------------------------------------------------------------------

Core Information Systems                  Third Quarter 1999       Remediation and Validation
Distributed Information Technology        Third Quarter 1999       Remediation and Validation
Electronic Commerce                       Third Quarter 1999       Remediation and Validation
Non-information Technology
  (embedded systems)                      Third Quarter 1999       Remediation and Validation
Trading Partners                          Fourth Quarter 1999      Validation

        During the second quarter of 1999, the integration of Conrail operations was formally implemented and Conrail's Year 2000 effort was incorporated into the Year 2000 efforts of CSX and Norfolk Southern.

Year 2000 Costs

        CSXT has incurred total costs of $46 million to date related to Year 2000 readiness, which represents approximately 81% of the estimated expenditures for the entire plan. To provide a consistent, objective method for identifying costs of the Year 2000 plan, the company classifies expenditures as Year 2000 plan costs for reporting purposes only if they remedy only Year 2000 risks and would otherwise be unnecessary in the normal course of business. The cost of the Year 2000 plan is being expensed as incurred and funded by cash generated from operations. Projections of the remaining cost and completion dates for the Year 2000 plan are based on management's current estimates, which are derived utilizing assumptions of future events, including the continued availability of certain resources, and are inherently uncertain. No major projects have been delayed as a result of Year 2000 readiness efforts, and CSX is periodically assessing its Year 2000 progress with respect to CSXT systems with the assistance of outside consultants.

Contingency Plans

        Contingency planning is an established and ongoing effort within CSX and CSXT to address many types of potential operating disruptions which may include Year 2000 issues. For example, detailed emergency operating plans already exist for unanticipated outages of electricity,

------------------------

Year 2000 Planning, Continued
-----------------------------

Contingency Plans, Continued

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

        A trial for the claims of 20 additional plaintiffs for compensatory damages began on May 24, 1999. In early July, the jury in that trial rendered verdicts of approximately $330,000 in favor of eighteen of those twenty plaintiffs. Two plaintiffs received nothing; that is, the jury found that they had not proved any damages. Management believes that this result, while still excessive, supports CSXT's contention that the $2.5 billion punitive damages award was unwarranted.

        CSXT continues to pursue an aggressive legal strategy. Management believes that any adverse outcome will not be material to CSX's or CSXT's overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.


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

        (b)    Reports on Form 8-K

1. A report was filed on June 11, 1999, reporting Item 5, Other Events - announcement of the integrated operations of CSX Corporation and Norfolk Southern Corporation of their respective portions of the Conrail Inc. rail system; plus Item 7, Financial Statements and Exhibits - (1) Transaction Agreement dated June 10, 1997 by and among CSX Corporation, CSX
     Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC and; (2) Operating Agreement dated June 1, 1999 by and between New York Central Lines LLC and CSX Transportation, Inc. and; (3) Amendments to the Transaction Agreement dated June 10, 1997 by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC and; (4) Shared Assets Area Operating Agreements for North Jersey, South Jersey/Philadelphia, and Detroit dated June 1, 1999 by and among Consolidated Rail Corporation, CSX
     Transportation, Inc. and Norfolk Southern Railway Company and; (5) Monongahela Usage Agreement dated June 1, 1999 by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC, and New York Central Lines LLC and; (7) a press release by CSX Corporation dated June 1, 1999.




                                    Signature
                                    ---------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CSX TRANSPORTATION, INC.
                                               (Registrant)


                                           By: /s/JAMES L. ROSS
                                               -----------------
                                               James L. Ross
                                               (Principal Accounting Officer)
Dated:  August 6, 1999