Form 10-Q
period 1999-10-01
CSX TRANSPORTATION INC
filed 1999-11-15
CIK 88128

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended October 1, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 1, 1999: 9,061,038 shares.

REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PAGE>


                            CSX TRANSPORTATION, INC.
                                    FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 1999
                                      INDEX




                                                                    Page Number

PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.         Consolidated Statement of Earnings-
             Quarters and Nine Months Ended October 1, 1999 and
                     September 25, 1998                                    3

2.         Consolidated Statement of Cash Flows-
             Nine Months Ended October 1, 1999 and September 25, 1998      4

3.         Consolidated Statement of Financial Position-
             At October 1, 1999 and December 25, 1998                      5

Notes to Consolidated Financial Statements                                 6


Item 2:

Management's Analysis and Results of Operations                           12


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 19

Signature                                                                 19

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                              (Millions of Dollars)

                                                             (Unaudited)
                                              Quarters Ended            Nine Months Ended
                                          ------------------------   ------------------------
                                            Oct. 1,    Sept. 25,      Oct. 1,     Sept. 25,
                                             1999         1998          1999         1998
                                          ------------ -----------   -----------  -----------
OPERATING REVENUE
    Merchandise                             $     844    $     681     $    2,376     $   2,088
      Automotive                                  203          111            534           383
    Coal, Coke & Iron Ore                         421          403          1,163         1,185
    Other                                          17            9             43            56
                                            -----------  ----------    -----------    ----------

        Total                                   1,485        1,204          4,116         3,712
                                            -----------  ----------    -----------    ----------

OPERATING EXPENSE
    Labor and Fringe Benefits                     591          484          1,621         1,466
    Materials, Supplies and Other                 291          226            760           617
      Conrail Operating Fee, Rent and             101            -            141             -
Services
      Related Party Service Fees                   48           88            240           238
    Equipment Rent                                134           95            348           276
    Depreciation                                  115          112            353           336
    Fuel                                           86           57            204           186
      Restructuring Credit                          -          (30)             -           (30)
                                            -----------  ----------    -----------    ----------

        Total                                   1,366        1,032          3,667         3,089
                                            -----------  ----------    -----------    ----------

OPERATING INCOME                                  119          172            449           623

Other Income (Expense)                              6          (48)           (77)          (99)

Interest Expense                                   18           17             56            49
                                            -----------  ----------    -----------    ----------

EARNINGS BEFORE INCOME TAXES                      107          107            316           475

Income Tax Expense                                 51           40            130           177
                                            -----------  ----------    -----------    ----------

NET EARNINGS                                $      56    $      67     $      186     $     298
                                            ===========  ==========    ===========    ==========

See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                              (Millions of Dollars)

                                                                             (Unaudited)
                                                                          Nine Months Ended
                                                                       -------------------------
                                                                        Oct. 1,      Sept. 25,
                                                                          1999         1998
                                                                       -----------  ------------
OPERATING ACTIVITIES
    Net Earnings                                                         $    186      $  298
    Adjustments to Reconcile Net Earnings
      to Net Cash Provided
        Depreciation                                                          353         336
        Deferred Income Taxes                                                 112         103
            Restructuring Credit                                                -         (30)
        Productivity/Restructuring Charge Payments                            (10)        (21)
        Other Operating Activities                                             37         (21)
        Changes in Operating Assets and Liabilities
           Accounts and Notes Receivable                                     (123)        (27)
           Materials and Supplies                                             (17)        (25)
           Other Current Assets                                                59         (33)
           Accounts Payable                                                    31          22
           Other Current Liabilities                                           32         (20)
                                                                         ---------    ----------

           Net Cash Provided by Operating Activities                          660         582
                                                                         ---------    ----------

INVESTING ACTIVITIES
    Property Additions                                                       (727)       (825)
    Other Investing Activities                                                (53)        (33)
                                                                         ---------    ----------

           Net Cash Used by Investing Activities                             (780)       (858)
                                                                         ---------    ----------

FINANCING ACTIVITIES
    Long-Term Debt Issued                                                     193         166
    Long-Term Debt Repaid                                                     (83)        (54)
    Cash Dividends Paid                                                      (158)       (104)
    Other Financing Activities                                                  -          (1)
                                                                         ---------    ----------

           Net Cash Provided (Used) by Financing Activities                   (48)          7
                                                                         ---------    ----------

    Net Decrease in Cash and Cash Equivalents                                (168)       (269)

CASH AND CASH EQUIVALENTS
    Cash and Cash Equivalents at Beginning of Period                          177         474
                                                                         ---------    ----------

    Cash and Cash Equivalents at End of Period                           $      9      $  205
                                                                         =========    ==========

See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  Consolidated Statement of Financial Position
                              (Millions of Dollars)

                                                          (Unaudited)
                                                              Oct. 1,        Dec. 25,
                                                             1999            1998
                                                          ------------    -----------
ASSETS
    Current Assets
        Cash and Cash Equivalents (principally investment
               in CSX Cash Management Plan - see Note 7)   $        9     $      177
        Accounts and Notes Receivable                             408            170
        Materials and Supplies                                    188            171
        Deferred Income Taxes                                     129            111
        Other Current Assets                                       43            102
                                                           -----------    -----------

           Total Current Assets                                   777            731

      Properties                                               15,940         15,215
      Accumulated Depreciation                                 (4,917)        (4,559)
                                                           -----------    -----------

              Properties-Net                                   11,023         10,656

    Affiliates and Other Companies                                234            223
    Other Long-Term Assets                                        428            287
                                                           -----------    -----------

           Total Assets                                    $   12,462     $   11,897
                                                           ===========    ===========

LIABILITIES
    Current Liabilities
        Accounts Payable                                   $      797     $      751
        Labor and Fringe Benefits Payable                         306            278
        Casualty, Environmental and Other Reserves                177            174
        Current Maturities of Long-Term Debt                       95            100
        Due to Parent Company                                      27             25
        Due to Affiliate                                           90             90
        Other Current Liabilities                                 280             50
                                                           -----------    -----------

           Total Current Liabilities                            1,772          1,468

    Casualty, Environmental and Other Reserves                    524            521
    Long-Term Debt                                              1,021            906
    Deferred Income Taxes                                       2,896          2,776
    Other Long-Term Liabilities                                   657            661
                                                           -----------    -----------

           Total Liabilities                                    6,870          6,332
                                                           -----------    -----------

SHAREHOLDER'S EQUITY
    Common Stock, $20 Par Value:
        Authorized 10,000,000 Shares;
        Issued and Outstanding 9,061,038 Shares                   181            181
    Other Capital                                               1,293          1,294
    Retained Earnings                                           4,118          4,090
                                                           -----------    -----------

           Total Shareholder's Equity                           5,592          5,565
                                                           -----------    -----------

           Total Liabilities and Shareholder's Equity      $   12,462     $   11,897
                                                           ===========    ===========

See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                       (All Tables in Millions of Dollars)

NOTE 1.  BASIS OF PRESENTATION

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Transportation, Inc. (CSXT) and its majority-owned subsidiaries as of October 1, 1999 and December 25, 1998, the results of their operations for the quarters and nine months ended October 1, 1999 and September 25, 1998, and their cash flows for the nine months ended October 1, 1999 and September 25, 1998, such adjustments being of a normal recurring nature.
CSXT is a wholly-owned subsidiary of CSX Corporation (CSX).

        While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in CSXT's latest Form 10-K. Certain prior-year data have been reclassified to conform to the 1999 presentation.

        The company's fiscal year is composed of 52 or 53 weeks ending on the last Friday in December. Fiscal year 1999 consists of 53 weeks ending on December 31, 1999. Fiscal year 1998 consisted of 52 weeks ended December 25, 1998. The financial statements presented are for the 13-week quarters ended October 1, 1999 and September 25, 1998, the 40-week period ended October 1, 1999, the 39-week period ended September 25, 1998, and as of December 25, 1998.

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

NOTE 3.  INTEGRATED RAIL OPERATIONS WITH CONRAIL

        On June 1, 1999, CSXT and Norfolk Southern Corporation's (Norfolk Southern) rail subsidiary formally began integrated operations over their respective portions of the Conrail Inc. (Conrail) rail system. This step implements the operating plan envisioned by CSX and Norfolk Southern when they completed the joint acquisition of Conrail in May 1997 and later received regulatory approval permitting them to exercise joint control over Conrail in August 1998.

        The respective railroads operate designated portions of the Conrail system pursuant to various operating agreements which took effect on June 1. Under these agreements, which have terms of 25 years plus options to extend, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail service in certain shared geographic areas for the joint benefit of CSXT and Norfolk Southern for which it is compensated on the basis of

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 3.  INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

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

NOTE 4.  VOLUNTARY EARLY RETIREMENT AND SEPARATION PROGRAM

        In  October  1999,  CSX  initiated  a  voluntary  early  retirement  and separation program intended to reduce the non-union workforce at its rail and intermodal units and an affiliated technology subsidiary. CSXT expects an overall workforce reduction of approximately 650 to 700 employees with annualized expense savings of approximately $65 million. Employees have until early December to apply for the program. The company has the right to accept or reject employee applications, as well as delay their departures to ensure appropriate staffing levels to meet business needs. The company expects that most of the retirements and separations will occur by the end of the year, with the remainder occurring by the end of first quarter 2000. Fourth quarter 1999 financial results will include a pre-tax charge estimated between $45 million and $65 million to reflect the cost of the program. Early retirement benefits under the program will be paid from CSX's pension plan, while separation benefits will be paid from cash generated by operations.

NOTE 5.  ACCOUNTS RECEIVABLE

        CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all rail freight accounts receivable to CSX Trade Receivables Corporation, a wholly-owned subsidiary of CSX. Accounts receivable sold under this agreement totaled $853 million at October 1, 1999 and $642 million at December 25, 1998. In addition, CSXT has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in all miscellaneous accounts receivable. Accounts receivable sold under this agreement totaled $47 million at October 1, 1999 and December 25, 1998. The sales of receivables have been reflected as reductions of "Accounts and Notes Receivable" in the Consolidated Statement of Financial Position. The net losses associated with sales of receivables were $17 million for the quarter and $44 million for the nine months ended October 1, 1999, and $14 million for the quarter and $44 million for the nine months ended September 25, 1998.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 6.  OTHER INCOME (EXPENSE)

                                                Quarters Ended         Nine Months Ended
                                              --------------------    --------------------
                                              Oct. 1,     Sept. 25,   Oct. 1,     Sept.25,
                                               1999        1998        1999        1998
                                              --------    --------    --------    --------

Interest Income - CSX Cash Management Plan    $     -      $     5     $     2      $    18
Interest Income - Other                             -            1           4            3
Income from Real Estate Operations(1)              22            4          36           18
Net Losses from Accounts Receivable Sold          (17)         (14)        (44)         (44)
Conrail Transition Expenses                         -          (40)        (67)         (90)
Miscellaneous                                       1           (4)         (8)          (4)
                                              ---------    ---------   ---------    ---------

    Total                                     $     6       $  (48)    $   (77)     $   (99)
                                              =========    =========   =========    =========

(1) Gross revenue from real estate operations was $29 million and $57 million for the quarter and nine months ended October 1, 1999, respectively, and $12 million and $41 million for the quarter and nine months ended September 25, 1998, respectively.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

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

        The new trial motion was denied by the trial court in August of 1999. On November 5, 1999, the trial court issued an opinion which granted CSXT's motion for judgment notwithstanding the verdict and effectively reduced the amount of the punitive damages verdict from $2.5 billion to $850

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 7.  COMMITMENTS AND CONTINGENCIES, Continued

New Orleans Tank Car Fire, Continued
------------------------------------

million. CSXT believes that this amount (or any amount of punitive damages, for that matter) is unwarranted and intends to pursue its full appellate remedies with respect to the 1997 trial as well as the trial judge's decision on the motion for judgment notwithstanding the verdict. The compensatory damages awarded by the jury in the 1997 trial were also substantially reduced by the trial judge. CSXT believes that the trial judge will probably reduce the judgment in favor of 20 plaintiffs entered on April 8, 1999 to reflect the lower compensatory and punitive amounts reflected in its November 5, 1999 decision.

        A trial for the claims of 20 additional plaintiffs for compensatory damages began on May 24, 1999. In early July, the jury in that trial rendered verdicts totaling approximately $330 thousand in favor of eighteen of those twenty plaintiffs. Two plaintiffs received nothing; that is, the jury found that they had not proved any damages. Management believes that this result, while still excessive, supports CSXT's contention that the $2.5 billion punitive damages award, now reduced to $850 million, was unwarranted.

        CSXT continues to pursue an aggressive legal strategy. Management believes that any adverse outcome will not be material to CSX's or CSXT's overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.

Environmental Contingencies
---------------------------

        CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at approximately 113 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

        CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at 241 sites, including sites addressed under the Federal Superfund statute or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

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

        Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at October 1, 1999 and December 25, 1998, were $66 million and $75 million, respectively. These recorded liabilities, which are undiscounted, include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the October 1, 1999 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 8.  RELATED PARTIES

        Cash and cash equivalents at October 1, 1999 and December 25, 1998 includes $47 million and $229 million, respectively, representing amounts due from CSX for CSXT's participation in the CSX cash management plan. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to repay all amounts due on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.

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

        In March 1996, CSXT entered into a loan agreement with CSX Insurance Company (CSX Insurance), a wholly-owned subsidiary of CSX, whereby CSXT may borrow up to $100 million from CSX Insurance. The loan is payable in full on demand. At October 1, 1999 and December 25, 1998, $90 million was outstanding under the agreement. Interest on the loan is payable monthly at .25% over the LIBOR rate, and was 5.65% at October 1, 1999 and 5.63% at September 25, 1998.

        The pending sale of certain CSX assets is projected to increase the effective deferred state income tax rate which is applied to CSXT's cumulative temporary differences.

ITEM 2.   MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

        CSXT follows a 52/53-week fiscal calendar. Fiscal year 1999 consists of 53 weeks. The nine month period ended October 1, 1999 consisted of 40 weeks and the nine month period ended September 25, 1998 consisted of 39 weeks.

        Net earnings for the first nine months of 1999 were $186 million versus $298 million in the prior year period. The company reported operating income of $449 million, 28 percent below last year's period.

        Operating revenue of $4.1 billion was 11 percent higher than the 1998 period and operating expense rose 19 percent to $3.7 billion. The year over year increases in revenues and expenses are due largely to the integration of Conrail rail operations for four months in 1999, as well as the extra week in the 1999 period. Costs related to the preparation and start-up of the Conrail integration adversely affected the 1999 earnings.

                                 OPERATING INCOME
                               (Millions of Dollars)
                        ------------------------------------
                             Nine Months Ended
                        ----------------------------
                          Oct. 1,      Sept. 25,   Percent
                            1999          1998      Change
                         -----------   ----------- ---------
Operating Revenue
  Merchandise            $  2,376      $   2,088      14%
  Automotive                  534            383      39
  Coal, Coke & Iron Ore     1,163          1,185      (2)
  Other                        43             56     (23)
                         -----------   -----------

    Total                   4,116          3,712      11

Operating Expense           3,667          3,089
                         -----------   -----------

Operating Income         $    449      $     623
                        ===========   ===========

        Coal volume for the first nine months of the year declined 2 percent, to
117.6 million tons, reflecting reduced demand from overseas markets and from electric utilities. As a result, coal revenue fell 3 percent from the 1998 period. Total merchandise carloads were 9 percent higher and revenue was 14 percent higher than the prior year period, led by significant increases in automotive traffic and revenue that reflected the integration of Conrail business, continued strong demand for vehicles and parts, and the strike at major General Motors plants that adversely affected 1998 revenue. Metals revenue increased 14 percent due to former Conrail volumes and general strength in the iron ore market. Chemicals revenue was up 17% with the new traffic from the Conrail integration and overall growth in the plastics industry.

INTEGRATED RAIL OPERATIONS WITH CONRAIL
---------------------------------------

        On June 1, 1999, CSXT and Norfolk Southern Corporation's (Norfolk Southern) rail subsidiary formally began integrated operations over their respective portions of the Conrail Inc. (Conrail) rail systems. This step implemented the operating plan envisioned by CSX and Norfolk Southern when they completed the joint acquisition of Conrail in May 1997 and later received regulatory approval permitting them to exercise joint control over Conrail in August 1998.

ITEM 2.   MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

--------------------------------------------------

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

        The integration of Conrail initially resulted in congestion and traffic delays on parts of the new CSXT network and on the shared geographic areas operated by Conrail for the joint benefit of CSXT and Norfolk Southern's rail subsidiary. Substantial progress was made in July and August in stabilizing post-integration operations and improving service; however, disruptions in the rail network caused by Hurricane Floyd in September, combined with seasonal traffic build-up in September and October, have adversely affected operating performance. Efforts are being focused on improving operations through network simplification. Some progress is expected by mid-December as peak traffic levels begin to ease. Weather conditions during the winter months, particularly on the northern portions of the new rail network, could adversely affect service improvement initiatives.

        While management believes that steady improvement across the rail network will be achieved and will lead to increased customer satisfaction and improved financial performance, there can be no assurance that these objectives will be met, or met within a specified time frame. If these operating improvements are successful, management anticipates that the company will begin realizing many of the economic synergies envisioned from the integration of its allocated portion of the Conrail network. These synergies include revenue benefits from freight traffic that currently moves on other modes of transportation (principally trucks), as well as cost savings from better equipment utilization, more direct routing of freight traffic, fewer interchange points, and the elimination of duplicate positions and facilities. CSXT and Norfolk Southern's rail subsidiary now compete for traffic located in markets formerly served solely by Conrail. As a result of this process of entering new markets, there have been changes in the historic rate and traffic patterns, including some rate reductions and traffic volume shifts. The process is being driven by market conditions and, over time, may be affected by customer satisfaction with service levels provided by the competing carriers. The company cannot presently assess the impact of these transition effects on either the timing or realization of the projected benefits of the Conrail transaction.

OTHER MATTERS
-------------

Voluntary Early Retirement and Separation Program
-------------------------------------------------

        In  October  1999,  CSX  initiated  a  voluntary  early  retirement  and separation program intended to reduce the non-union workforce at its rail and intermodal units and an affiliated technology subsidiary. CSXT expects an overall workforce reduction of approximately 650 to 700 employees with annualized expense savings of approximately $65 million. Employees have until early December to apply for the program. The company has the right to accept or reject employee applications, as well as delay their departures to ensure appropriate staffing levels to meet business needs. The company expects that most of the retirements and separations will occur by the end of the year, with the remainder occurring by the end of first quarter 2000. Fourth quarter 1999 financial results will include a pre-tax charge estimated between $45 million and $65 million to reflect the cost of the program. Early retirement benefits under the program will be paid from CSX's pension plan, while separation benefits will be paid from cash generated by operations.

Federal Court Decision Affecting Coal Mining Operations
-------------------------------------------------------

           In October 1999, a federal district court judge in West Virginia ruled that the Federal Clean Water Act was not being properly enforced with respect to strip mining operations. The decision, which is currently under appeal, could adversely affect CSXT's coal traffic and revenues if upheld.

Year 2000 Planning
------------------

State of Year 2000 Readiness

        Technology systems and embedded computer chips that are not Year 2000 ready are unable to distinguish between the calendar year 1900 and the calendar year 2000. CSX recognizes that it must work to minimize the risks that its business operations will be adversely affected by transition to the upcoming calendar year 2000. Accordingly, in 1996, CSX and each of its transportation subsidiaries began a comprehensive plan to address the potential exposure. The plan fully encompasses all CSXT systems and operations. The company's Year 2000 plan includes the following phases:

o  Awareness - General education about the Year 2000 problem.
o Inventory - Cataloging of all systems and business relationships that may be impacted by a Year 2000 date rollover.
o Assessment - Estimating the degree of severity of the Year 2000 problem for cataloged items.
o Remediation - Repair, replacement, or retirement of non-Year 2000 compliant systems.
o Validation - Testing to confirm the compliance of Year 2000 remediated systems.

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

        CSXT has material relationships with third parties whose failure to be Year 2000 ready could have adverse impacts on the company's business, operations or financial condition. Third parties CSXT considers to be in this category include significant suppliers, large customers and financial institutions. Accordingly, the company has met with or surveyed those parties to assess their Year 2000 readiness and, where applicable, is conducting interface tests with them upon completion of

------------------------

Year 2000 Planning, Continued
-----------------------------

State of Year 2000 Readiness, Continued

internal  testing  of remediated   applications.  Based  on the results of those
tests, and the information received, follow-up action or contingency plans will be made by the company as it deems appropriate.

        CSXT also is participating in interface tests with other Class I railroads to ensure that electronic data interchanges can be processed in a Year 2000 format. The industry effort has been coordinated by the Association of American Railroads since 1997 and is largely complete. In addition, date forward testing with customers is currently being conducted.

        CSXT, along with the other three major Class I railroads, recently underwent a Year 2000 audit commissioned by the Federal Railroad Administration
(FRA). According to the audit summary, "these four large railroads are ready for Year 2000," and, based on the assessment, the "American public and all organizations who ship their goods over the rails should expect no degradation of service caused by Year 2000 problems." In addition, the summary stated that the "railroads are continuing their Year 2000 program across the millennium" and for the final quarter of 1999 "are concentrating their efforts on end-to-end testing for additional self-assurance and contingency planning to further minimize risk."

        CSXT's Year 2000 readiness efforts are organized in five areas Overall, these key areas of CSXT's Year 2000 readiness plan were substantially completed at the end of the third quarter of 1999:


                                          Estimated
                                          Substantial
Effort                                    Completion               Current Phase
---------------------------------------------------------------------------------------------
Core Information Systems                  Third Quarter 1999       Substantially Complete
Distributed Information Technology        Third Quarter 1999       Substantially Complete
Electronic Commerce                       Third Quarter 1999       Substantially Complete
Non-information Technology
  (embedded systems)                      Third Quarter 1999       Substantially Complete
Trading Partners                          Fourth Quarter 1999      Validation

        Entering the fourth quarter of 1999, CSXT is progressing the final stages of its readiness plan, which include:

o End-to-end system tests - final tests to provide additional assurances that Year 2000 programming functions as intended in an integrated, multiple systems environment;
o Contingency Planning - review and refinement of contingency plans to provide additional assurances as to completeness and effectiveness leading up to the millennium change;
o Rollover/Event Planning - positioning resources and finalizing communication strategy for the critical time period immediately before, during, and after the millennium change date.

------------------------

Year 2000 Planning, Continued
-----------------------------

Year 2000 Costs

        CSXT has incurred total costs of $49 million to date related to Year 2000 readiness, which represents approximately 87% of the estimated expenditures for the entire plan. To provide a consistent, objective method for identifying costs of the Year 2000 plan, the company classifies expenditures as Year 2000 plan costs for reporting purposes only if they remedy only Year 2000 risks and would otherwise be unnecessary in the normal course of business. The cost of the Year 2000 plan is being expensed as incurred and funded by cash generated from operations. No major projects have been delayed as a result of Year 2000 readiness efforts.

Contingency Plans

        Contingency planning is an established and ongoing effort within CSX and CSXT to address many types of potential operating disruptions which may include Year 2000 issues. For example, detailed emergency operating plans already exist for unanticipated outages of electricity, telecommunications, and other essential services. The companies are not in a position to identify or to avoid all possible Year 2000 scenarios or to estimate their overall business impacts. However, the companies have assessed possible problems and made plans to mitigate the impacts, with primary emphasis on scenarios having a high or moderate risk to the company with high or moderate probability of occurrence.

        These plans include identifying alternate suppliers, vendors, procedures and operational sites; generating equipment lists; conducting staff training; and developing communication plans. CSX defines three primary types of most reasonably likely worst-case scenarios, for which detailed contingency measures with respect to CSXT will include the following:

o Systemwide failures -- In the event of complete or nearly complete loss of key assets or services throughout the entire CSXT system, CSXT will conduct and maintain a safe and orderly shutdown of all operations that depend on those systems.
o Geographically isolated failures -- In the event of complete or nearly complete loss of key assets or services throughout a region, CSXT may employ manual fallback plans for non-transportation functions and may maintain a safe and orderly shutdown of affected transportation operations.
o Movable asset failures -- In the event of a Year 2000 failure of a transportation asset, such as a locomotive that does not have redundant systems for operation, CSXT may temporarily remove the asset from service and scale its operations accordingly.

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

        The new trial motion was denied by the trial court in August of 1999. On November 5, 1999, the trial court issued an opinion which granted CSXT's motion for judgment notwithstanding the verdict and effectively reduced the amount of the punitive damages verdict from $2.5 billion to $850 million. CSXT believes that this amount (or any amount of punitive damages, for that matter) is unwarranted and intends to pursue its full appellate remedies with respect to the 1997 trial as well as the trial judge's decision on the motion for judgment notwithstanding the verdict. The compensatory damages awarded by the jury in the 1997 trial were also substantially reduced by the trial judge. CSXT believes that the trial judge will probably reduce the judgment in favor of 20 plaintiffs entered on April 8, 1999 to reflect the lower compensatory and punitive amounts reflected in its November 5, 1999 decision.

        A trial for the claims of 20 additional plaintiffs for compensatory damages began on May 24, 1999. In early July, the jury in that trial rendered verdicts totaling approximately $330 thousand in favor of eighteen of those twenty plaintiffs. Two plaintiffs received nothing; that is, the jury found that they had not proved any damages. Management believes that this result, while still excessive, supports CSXT's contention that the $2.5 billion punitive damages award, now reduced to $850 million, was unwarranted.

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

        Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (i) cost savings expected from the integration of Conrail may not be fully realized or realized within the time frame anticipated,
(ii) costs or difficulties related to the integration of Conrail may be greater than expected, (iii) general economic or business conditions, either nationally or internationally, an increase in fuel prices, a tightening of the labor market or changes in demands of organized labor resulting in higher wages, or increased benefits or other costs or disruption of operations may adversely affect the businesses of the company, (iv) legislative or regulatory changes, including possible enactment of initiatives to re-regulate the rail industry, may adversely affect the businesses of the company, (v) changes may occur in the securities markets, and (vi) disruptions of the operations of the company or any other governmental or private entity may occur as a result of issues related to the Year 2000. For additional factors, please refer to the company's annual report on Form 10-K for the fiscal year ended December 25, 1998.

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

                                               CSX TRANSPORTATION, INC.
                                               (Registrant)


                                           By: /s/JAMES L. ROSS
                                               -----------------
                                               James L. Ross
                                               (Principal Accounting Officer)
Dated:  November 15, 1999