Form 10-K405
period 1999-12-31
CSX TRANSPORTATION INC
filed 2000-03-14
CIK 88128

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1999

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

           Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on which each
       Title of each class                             class is registered
 ------------------------------                      -------------------------
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

Exhibit Index can be found on page 8.

REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTION I (1) (a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

           Securities Registered Pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value of the voting stock at February 25, 2000, was $-0-, excluding the voting stock held by the parent of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant has 9,061,038 shares of common stock, par value $20.00, outstanding at February 25, 2000.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                          1999 FORM 10-K ANNUAL REPORT
                                Table of Contents

Item No.                                                                   Page

PART I

  1  Business                                                               4-5
  2. Properties                                                             4-5
  3. Legal Proceedings                                                      5-7
  4. Submission of Matters to a Vote of Security Holders                      7

PART II

  5. Market for Registrant's Common Stock and Related Stockholder
     Matters                                                                  7
  6. Selected Financial Data                                                  7
  7. Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                7
7.A. Quantitative and Qualitative Disclosures About Market Risk               7
  8. Financial Statements and Supplementary Data                              7
  9. Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure                                                     7

PART III

 10. Directors, Executive Officers, Promoters and Control Persons of
     the Registrant                                                           7
 11. Executive Compensation                                                   8
 12. Security Ownership of Certain Beneficial Owners and Management           8
 13. Certain Relationships and Related Transactions                           8

PART IV

 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K        8-9



     Signatures                                                              10

     Index to Consolidated Financial Statements                              11

                                     PART I

Items 1. & 2.  Business and Properties.

                                     General

           CSX Transportation, Inc. (CSXT) is engaged principally in the business of railroad transportation and operates a system comprising approximately 23,400 miles of first main line track in 23 states, the District of Columbia and two Canadian provinces, employing an average of approximately 32,000 employees during its most recent fiscal year. It conducts railroad operations in its own name and through railroad subsidiaries.

           In 1999, CSXT's rail system expanded significantly with the integration of Conrail Inc. (Conrail) lines in the Northeast, brought about by the joint CSX Corporation/Norfolk Southern Corporation acquisition of Conrail that was approved by federal regulators in 1998. CSXT now operates in every major market east of the Mississippi River and serves more ports than any railroad in the country.

           CSXT is a wholly-owned subsidiary of CSX Corporation (CSX). CSX is a publicly-owned Virginia corporation with headquarters at One James Center, 901 East Cary Street, Richmond, Virginia, 23219-4031. CSX also owns other transportation businesses which include CSX Intermodal, Inc., an intermodal and trucking company; CSX Lines LLC, an ocean container-shipping company; CSX World Terminals LLC, a container-freight terminal company; and Customized Transportation, Inc., a contract logistics service supplier. CSX also has interests in real estate, resorts and resort management.

           For information concerning business conducted by CSXT during 1999, see "Management's Narrative Analysis and Results of Operations" on pages 31 - 34.


                                     Roadway

           On December 31, 1999, CSXT's consolidated system consisted of 40,683 miles of track as follows:

                                          Track
                                          Miles
                                         -------
First Main                               23,357
Second Main                               5,516
Passing, Crossovers and Turnouts          2,830
Way and Yard Switching                    8,980
                                         -------

    Total                                40,683
                                         =======

           Included above are 983 miles of leased track, 6,511 miles of track under trackage rights agreements with other railroads (including 5,852 miles of track leased from Conrail) and 244 miles of track under operating contracts.

                                    Equipment
                                    ---------

           On December 31, 1999, CSXT and subsidiaries owned or leased the following:

                                   Owned      Leased      Total
                                  ---------   --------   ---------
Locomotives
    Freight                         2,147      1,236        3,383
    Switching                         225         55          280
    Auxiliary Units                   182         15          197
                                  ---------   --------   ---------

        Total                       2,554      1,306        3,860
                                  =========   ========   =========

Freight Cars
    Open Top Hoppers               13,648     14,866       28,514
    Gondolas                       16,144     20,084       36,228
    Covered Hoppers                11,548      7,998       19,546
    Box Cars                        9,705      9,423       19,128
    Flat Cars                         775     17,378       18,153
    Other                           1,312      1,614        2,926
                                  ---------   --------   ---------

        Total                      53,132     71,363      124,495
                                  =========   ========   =========

Included in leased equipment are 773 locomotives and 19,082 freight cars leased from Conrail.

Item 3.    Legal Proceedings.

New Orleans Tank Car Fire
-------------------------

           In September 1997, a state court jury in New Orleans, Louisiana returned a $2.5 billion punitive damages award against CSXT. The award was made in a class action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 fire. The fire was caused by a leaking chemical tank car parked on CSXT tracks and resulted in the 36-hour evacuation of a New Orleans neighborhood. In the same case, the court awarded a group of 20 plaintiffs compensatory damages of approximately $2 million against the defendants, including CSXT, to which the jury assigned 15 percent of the responsibility for the incident. CSXT's liability under that compensatory damages award is not material, and adequate provision was made for the award.

           In October 1997, the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. In February 1999, the Louisiana Supreme Court issued a further decision, authorizing and instructing the trial court to enter individual punitive damages judgments in favor of the 20 plaintiffs who had received awards of compensatory damages, in amounts representing an appropriate share of the jury's award. The trial court on April 8, 1999 entered judgment awarding approximately $2 million in compensatory damages and approximately $8.5 million in punitive damages to those 20 plaintiffs. Approximately $6.2 million of the punitive damages awarded were assessed against CSXT. CSXT then filed post-trial motions for a new trial and for judgment notwithstanding the verdict as to the April 8 judgment.

           The new trial motion was denied by the trial court in August of 1999. On November 5, 1999, the trial court issued an opinion that granted CSXT's motion for judgment notwithstanding the verdict and effectively reduced the amount of the punitive damages verdict from $2.5 billion to $850 million. CSXT believes that this amount (or any amount of punitive damages) is unwarranted and

------------------------------------

intends to pursue its full appellate remedies with respect to the 1997 trial as well as the trial judge's decision on the motion for judgment notwithstanding the verdict. The compensatory damages awarded by the jury in the 1997 trial were also substantially reduced by the trial judge. A judgment reflecting the $850 million punitive award has been entered against CSXT. CSXT has obtained and posted an appeal bond in the amount of $895 million, which will allow it to appeal the 1997 compensatory and punitive damages, as reduced by the trial judge.

           A trial for the claims of 20 additional plaintiffs for compensatory damages began on May 24, 1999. In early July, the jury in that trial rendered verdicts totaling approximately $330 thousand in favor of 18 of those 20 plaintiffs. Two plaintiffs received nothing; that is, the jury found that they had not proved any damages. Management believes that this result, while still excessive, supports CSXT's contention that the punitive damages award was unwarranted.

           CSXT continues to pursue an aggressive legal strategy. Management believes that an adverse outcome, if any, is not likely to be material to its overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.

Environmental
-------------

           CSXT generates and transports hazardous and nonhazardous waste in its current and former operations, and is subject to federal, state and local environmental laws and regulations. The company has identified 243 sites at which it is or may be liable for remediation costs associated with alleged contamination or for alleged violations of environmental requirements. Approximately 115 of these sites are or may be subject to remedial action under the federal Superfund statute or similar state statutes. Certain federal legislation imposes joint and several liability for the remediation of identified sites. Consequently, CSXT's ultimate environmental liability may include costs relating to other parties, in addition to costs relating to its own activities at each site.

           A liability of $53 million has been accrued for future costs at all sites where the company's obligation is probable and where such costs can be reasonably estimated. However, the ultimate cost could be higher or lower than the amounts currently provided. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates were based on information available for each site, financial viability of other potentially responsible parties (PRPs), and existing technology, laws and regulations. CSXT believes it has made adequate provision for its ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine with certainty because of the number of PRPs involved, site-specific cost-sharing arrangements with other PRPs, the degree of contamination by various wastes, the scarcity and quality of data related to many of the sites, and/or the speculative nature of remediation costs. The majority of the year-end 1999 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations. Total expenditures associated with protecting the environment and remedial environmental cleanup and monitoring efforts amounted to $35 million in 1999, compared with $34 million in 1998 and $36 million in 1997. During 2000, the company expects to incur preventive and remedial environmental expenditures in the range of $35 million to $45 million. Future environmental obligations are not expected to have a material impact on the results of operations or financial position of the company.

Other Legal Proceedings
-----------------------

           A number of legal actions are pending against CSXT in which claims are made in substantial amounts. While the ultimate results of such actions cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the consolidated results of operations, financial position or cash flows of the company. The company is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarter received.

Item 4.    Submission of Matters to a Vote of Security Holders.

           Information omitted in accordance with General Instruction I(2)(c).

                                     PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters.

           There is no market for CSXT's common stock as CSXT is a wholly-owned subsidiary of CSX. During the years 1999, 1998 and 1997, CSXT paid dividends on its common stock aggregating $219 million, $138 million and $138 million, respectively.

Item 6.    Selected Financial Data.

           Information omitted in accordance with General Instruction I(2)(a)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           Information omitted in accordance with General Instruction I(2)(a). However, in compliance with said Instruction, see "Management's Narrative Analysis and Results of Operations" on pages 31 - 34.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

           The company does not have any market risks requiring disclosure under this item.

Item 8.    Financial Statements and Supplementary Data.

           The consolidated financial statements of CSXT and notes thereto required in response to this item are included herein (refer to Index to Consolidated Financial Statements on page 11).

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

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

           (a) 1.  Financial Statements.

                      See Index to Consolidated Financial Statements on page 11.

               2.  Financial Statement Schedules.

                      The  information  required  by  Schedule II is included in
                      Note 10 to the consolidated financial statements. All other financial statement schedules are not applicable.

               3.  Exhibits.

                      (3.1) Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 10-K dated March 8, 1996)

                      (3.2)  By-laws of the Registrant, as amended to May 17,
                             1999

                      (10.1) Transaction  Agreement,  dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC, with certain schedules thereto (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 11, 1999)

                      (10.2) Amendment No. 1, dated as of August 22, 1998, to
                             the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC (incorporated by reference to Exhibit 10.2 to Form 8-K dated June 11, 1999)

                      (10.3) Amendment No. 2, dated as of June 1, 1999, to the
                             Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings, LLC (incorporated by reference to Exhibit 10.3 to Form 8-K dated June 11, 1999)

                      (10.4) Operating  Agreement,  dated as of June 1, 1999, by and between New York Central Lines LLC and CSX Transportation, Inc. (incorporated by reference to Exhibit 10.4 to Form 8-K dated June 11, 1999)

                      (10.5) Shared  Assets Area  Operating  Agreement for North
                             Jersey, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibit thereto (incorporated by reference to
                             Exhibit 10.5 to Form 8-K dated June 11, 1999)

                      (10.6) Shared Assets Area Operating Agreement for Southern
                             Jersey/Philadelphia, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibit thereto (incorporated by reference to Exhibit 10.6 to Form 8-K dated June 11, 1999)

                      (10.7) Shared Assets Area Operating Agreement for Detroit,
                             dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Corporation, with exhibit thereto (incorporated by reference to Exhibit 10.7 to Form 8-K dated June 11, 1999)

                      (10.8) Monongahela  Usage  Agreement,  dated as of June 1,
                             1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC, and New York Central Lines LLC, with exhibit thereto (incorporated by reference to
                             Exhibit 10.8 to Form 8-K dated June 11, 1999)

                      (21)   Omitted in accordance with General Instruction I(2)
                             (c)

                      (24)   Powers of Attorney

                      (27)   Financial Data Schedule

           (b)  Reports on Form 8-K.

               None.

                                   Signatures
                                   ----------

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2000.

                                                   CSX TRANSPORTATION, INC.

                                               /s/ JAMES L. ROSS
                                                   -------------
                                                   James L. Ross
                                                  (Principal Accounting Officer)

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

/s/ Alvin R. Carpenter                   Director
---------------------
    Alvin R. Carpenter*

/s/ Mark G. Aron                         Director
----------------
    Mark G. Aron*

/s/ Ronald J. Conway                     President (Principal Executive Officer)
--------------------                     and Director
    Ronald J. Conway*

/s/ Paul R. Goodwin                      Director
-------------------
    Paul R. Goodwin*

/s/ Michael J. Ward                      Executive Vice President-Coal Service
-------------------                      Group and Director
    Michael J. Ward*


/s/ Frederick J. Favorite                Senior Vice-President-Finance
-------------------------                (Principal Finance Officer)
    Frederick J. Favorite*

/s/ Patricia J. Aftoora
    *Patricia J. Aftoora
    (Attorney-in-Fact)

March 13, 2000

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                   Index to Consolidated Financial Statements

                                                                        Page
                                                                        ----

Report of Independent Auditors                                          12

CSX Transportation, Inc. and Subsidiaries:

    Consolidated Financial Statements and Notes to Consolidated
      Financial Statements Submitted Herewith:

        Consolidated Statement of Earnings -
          Fiscal Years Ended December 31, 1999
          December 25, 1998 and December 26, 1997                       13

        Consolidated Statement of Cash Flows -
          Fiscal Years Ended December 31, 1999,
          December 25, 1998 and December 26, 1997                       14

        Consolidated Statement of Financial Position -
          December 31, 1999 and December 25, 1998                       15

        Consolidated Statement of Retained Earnings
          Fiscal Years Ended December 31, 1999,
          December 25, 1998 and December 26, 1997                       16

        Notes to Consolidated Financial Statements                      17

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
                -------------------------------------------------

To the Shareholder and Board of Directors of CSX Transportation, Inc.

           We have audited the accompanying consolidated statements of financial position of CSX Transportation, Inc. and subsidiaries as of December 31, 1999 and December 25, 1998, and the related consolidated statements of earnings, cash flows, and retained earnings for each of the three fiscal years in the period ended December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above (appearing on pages 13-30) present fairly, in all material respects, the consolidated financial position of CSX Transportation, Inc. and subsidiaries at December 31, 1999 and December 25, 1998, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                      /s/ ERNST & YOUNG LLP






Jacksonville, Florida
February 9, 2000

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                              (Millions of Dollars)


                                                         Fiscal Years Ended
                                         ---------------------------------------------------
                                            Dec. 31,          Dec. 25,         Dec. 26,
                                              1999              1998             1997
                                         ----------------  ---------------- ----------------

OPERATING REVENUE
    Merchandise                            $    3,238        $    2,766        $    2,742
      Automotive                                  760               540               543
    Coal, Coke & Iron Ore                       1,565             1,583             1,662
    Other                                          60                67                42
                                           -----------       -----------       -----------

        Total                                   5,623             4,956             4,989
                                           -----------       -----------       -----------

OPERATING EXPENSE
    Labor and Fringe Benefits                   2,225             1,949             1,921
    Materials, Supplies and Other               1,029               818               668
    Conrail Operating Fee, Rent &                 249                 -                 -
      Services
    Related Party Service Fees                  287               330               287
    Equipment Rent                                495               381               347
    Depreciation                                  468               448               427
    Fuel                                          317               251               299
    Workforce Reduction Program                    53                 -                 -
    Restructuring Credit                            -               (30)                -
                                           -----------       -----------       -----------

        Total                                   5,123             4,147             3,949
                                           -----------       -----------       -----------

OPERATING INCOME                                  500               809             1,040

Other Income (Expense)                            (53)             (134)               11

Interest Expense                                   75                77                74
                                           -----------       -----------       -----------

EARNINGS BEFORE INCOME TAXES                      372               598               977

Income Tax Expense                                159               220               352
                                           -----------       -----------       -----------

NET EARNINGS                               $      213        $      378           $   625
                                           ===========       ===========       ===========

See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Millions of Dollars)

                                                                       Fiscal Years Ended
                                                            ------------------------------------------
                                                              Dec. 31,      Dec. 25,      Dec. 26,
                                                                1999          1998          1997
                                                            ------------- ------------- --------------
OPERATING ACTIVITIES
    Net Earnings                                            $   213      $    378       $     625
    Adjustments to Reconcile Net Earnings
      to Net Cash Provided
        Depreciation                                            468           448             427
        Deferred Income Taxes                                   155           185             155
        Workforce Reduction Program                              53             -               -
        Other Operating Activities                               15           (48)            (56)
        Changes in Operating Assets and Liabilities
           Accounts and Notes Receivable                       (467)           (9)            (76)
           Sale of Accounts Receivable - Net                    310           (23)             20
           Other Current Assets                                  77          (103)             (8)
           Accounts Payable                                     284           106              22
           Other Current Liabilities                             87            37               9
                                                            ---------    ----------     ----------

           Net Cash Provided by Operating Activities          1,195           971           1,118
                                                            ---------    ----------     ----------

INVESTING ACTIVITIES
    Property Additions                                       (1,299)       (1,212)           (712)
    Proceeds from Property Dispositions                          43             5              28
    Other Investing Activities                                    4           (15)            (34)
                                                            ---------    ----------     ----------

           Net Cash Used by Investing Activities             (1,252)       (1,222)           (718)
                                                            ---------    ----------     ----------

FINANCING ACTIVITIES
    Long-Term Debt Issued                                       284           166              82
    Long-Term Debt Repaid                                      (107)          (72)            (75)
    Cash Dividends Paid                                        (219)         (138)           (138)
    Other Financing Activities                                  (42)           (2)             (2)
                                                            ---------    ----------     ----------

           Net Cash Used by Financing Activities                (84)          (46)           (133)
                                                            ---------    ----------     ----------

    Net Increase (Decrease) in Cash and Cash Equivalents       (141)         (297)            267

CASH AND CASH EQUIVALENTS
    Cash and Cash Equivalents at Beginning of Period            177           474             207
                                                            ---------    ----------     ----------

    Cash and Cash Equivalents at End of Period              $    36      $    177       $     474
                                                            =========    ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION
    Interest Paid - Net of Amounts Capitalized              $    75      $     77       $      70
                                                            =========    ==========     ==========
    Income Taxes Paid                                       $     5      $     67       $     232
                                                            =========    ==========     ==========


See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                              (Millions of Dollars)

                                                            Dec. 31,       Dec. 25,
                                                              1999           1998
                                                          -------------- --------------
ASSETS
    Current Assets
        Cash (principally investment in CSX Cash
               Management Plan - see Note 7)               $       36     $       177
        Accounts and Notes Receivable                             382             170
        Materials and Supplies                                    193             171
        Deferred Income Taxes                                     124             111
        Other Current Assets                                       66             102
                                                           -----------    ------------

           Total Current Assets                                   801             731
                                                           -----------    ------------

    Properties                                                 16,067          15,215
    Accumulated Depreciation                                   (4,631)         (4,559)
                                                           -----------    ------------

             Properties-Net                                    11,436          10,656
                                                           -----------    ------------

    Affiliates and Other Companies                                194             223
    Other Long-Term Assets                                        549             287
                                                           -----------    ------------

           Total Assets                                    $   12,980     $    11,897
                                                           ===========    ============

LIABILITIES
    Current Liabilities
        Accounts Payable                                   $    1,046     $       751
        Labor and Fringe Benefits Payable                         309             278
        Casualty, Environmental and Other Reserves                181             174
        Current Maturities of Long-Term Debt                       95             100
        Due to Parent Company                                      24              25
        Due to Affiliate                                           90              90
        Other Current Liabilities                                 341              50
                                                           -----------    ------------

           Total Current Liabilities                            2,086           1,468

    Casualty, Environmental and Other Reserves                    576             521
    Long-Term Debt                                              1,087             906
    Deferred Income Taxes                                       2,987           2,776
    Other Long-Term Liabilities                                   619             661
                                                           -----------    ------------

           Total Liabilities                                    7,355           6,332
                                                           -----------    ------------

SHAREHOLDER'S EQUITY
    Common Stock, $20 Par Value:
        Authorized 10,000,000 Shares;
        Issued and Outstanding 9,061,038 Shares                   181             181
    Other Capital                                               1,360           1,294
    Retained Earnings                                           4,084           4,090
                                                           -----------    ------------

           Total Shareholder's Equity                           5,625           5,565
                                                           -----------    ------------

           Total Liabilities and Shareholder's Equity      $   12,980     $    11,897
                                                           ===========    ============

See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                              (Millions of Dollars)



                                                  Dec. 31,         Dec. 25,         Dec. 26,
                                                    1999             1998             1997
                                                --------------   --------------   --------------
   Beginning Balance                               $  4,090         $  3,855        $  3,368

   Net Earnings                                         213              378             625

   Dividends - Common                                  (219)           (138)            (138)

   Other                                                  -              (5)               -
                                                ------------     ------------     --------------

   Ending Balance                                  $  4,084         $ 4,090         $  3,855
                                                ============     ============     ==============


See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (All Tables in Millions of Dollars)

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES.

Nature of Operations

           CSX Transportation, Inc. (CSXT) is a rail freight transportation company operating a system composed of 23,357 route miles of track in 23 states, the District of Columbia and two Canadian provinces. Rail shipments include merchandise traffic, automobiles and related products, and coal, coke and iron ore. Merchandise traffic comprised nearly 60% of rail revenue in 1999, while automotive traffic accounted for nearly 15% and coal, coke and iron ore accounted for slightly more than 25%. Merchandise traffic includes chemicals, paper and forest products, agricultural products, minerals, metals, phosphates and fertilizer, and food and consumer products. Coal shipments originate principally from mining locations in the eastern United States and primarily supply domestic utility and export markets.

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

Fiscal Year

           CSXT follows a 52/53 week fiscal reporting calendar. Fiscal year 1999 consisted of 53 weeks. Fiscal years 1998 and 1997 consisted of 52 weeks. A 52-week fiscal year consists of four 13-week quarters; a 53-week year reports an extra week in the first quarter.

Cash and Cash Equivalents

           Cash and cash equivalents primarily represent amounts due from CSX for CSXT's participation in the CSX cash management plan.

Materials and Supplies

           Materials and supplies consist primarily of fuel and items for maintenance of property and equipment, and are carried at average cost.

Properties

           All properties are stated at cost, less an allowance for accumulated depreciation. Main-line track is depreciated using a composite straight-line method. All other property and equipment is depreciated on a straight-line basis over estimated useful lives of three to 50 years.

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

Properties, Continued.

disposals of depreciable rail assets that occur in the ordinary course of business, the asset cost (net of salvage value or sales proceeds) is charged to accumulated depreciation and no gain or loss is recognized. For retirements or disposals of depreciable non-operating property, and for all dispositions of land, gains or losses are recognized at the time of disposal. Expenditures that significantly increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed.

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

Revenue

           Transportation revenue is recognized proportionately as shipments move from origin to destination.

           Other revenue includes switching, demurrage and incidental service charges, as well as interline switching settlements.

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

Common Stock and Other Capital

           There have been no changes in common stock during the last three years. In 1999, CSX contributed $66 million of pension assets (net of tax) to CSXT in connection with the transfer of certain assets and obligations from Conrail Inc.'s pension plan to the pension plans of CSX and Norfolk Southern Corporation. During 1998, CSX contributed $24 million in net pension assets to CSXT in connection with the spin-off of certain assets and liabilities from CSX's pension plan to several new plans.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES, Continued.

Use of Estimates

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain revenues and expenses for each fiscal year and certain assets and liabilities at the end of each fiscal year. Actual results may differ from those estimates.

Prior-Year Data

           Certain prior-year data have been reclassified to conform to the 1999 presentation.

Accounting Pronouncements

           The FASB has issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133" which postpones the effective date of FASB Statement No. 133 until fiscal quarters of all fiscal years beginning after June 15, 2000. Statement No. 133 requires companies to record derivatives on the statement of financial position, measured at fair value. The statement also sets forth new accounting rules for gains or losses resulting from changes in the values of derivatives. While the company does not currently use derivative financial instruments, and its historical use of such instruments has not been material, the company plans to adopt this statement in the first quarter of 2001 to the extent it may apply at that time. The company would not expect the adoption of Statement No. 133 to have a material impact on its financial statements.

NOTE 2.  INTEGRATED RAIL OPERATIONS WITH CONRAIL.

Background

           CSX and Norfolk Southern Corporation (Norfolk Southern) completed the joint acquisition of Conrail Inc. (Conrail) in May 1997. Conrail owns the primary freight railroad system serving the Northeastern United States, and its rail network extends into several midwestern states and into Canada. CSX and Norfolk Southern, through a jointly owned acquisition entity, hold economic interests in Conrail of 42% and 58%, respectively, and voting interests of 50% each. CSX and Norfolk Southern received regulatory approval from the Surface Transportation Board (STB) to exercise joint control over Conrail in August 1998, and their respective rail subsidiaries subsequently began integrated operations over allocated portions of the Conrail lines in June 1999.

           CSXT and Norfolk Southern Railway Company (Norfolk Southern Railway), the rail subsidiary of Norfolk Southern, operate their respective portions of the Conrail system pursuant to various operating agreements that took effect on June 1, 1999. Under these agreements, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail services in certain shared geographic areas for the joint benefit of CSXT and Norfolk Southern Railway for which it is compensated on the basis of usage by the respective railroads. The majority of Conrail's operations workforce transferred to CSXT or Norfolk Southern Railway, although certain operations personnel, as well as certain management and administrative employees, remain at Conrail to oversee its ongoing business activities.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 2.  INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued.

CSXT's Accounting for its Integrated Rail Operations With Conrail

           Upon integration, substantially all of Conrail's customer freight contracts were assumed by CSXT and Norfolk Southern Railway. As a result, beginning June 1, 1999, CSXT's operating revenue includes revenue from traffic previously moving on Conrail lines. Operating expenses reflect corresponding increases for costs incurred to handle the new traffic and operate the former Conrail lines. Effective June 1, 1999, operating expenses also include a new expense category. "Conrail Operating Fee, Rent and Services," which reflects payments to Conrail for the use of right-of-way and equipment, as well as charges for transportation, switching and terminal services provided by Conrail in the shared areas operated for the joint benefit of CSXT and Norfolk Southern Railway.

           As a result of the integration, a number of employees' positions at Conrail were eliminated and certain duplicate facilities were closed. Under the agreements among the parties, CSXT and Norfolk Southern Railway assumed various obligations related to these actions. During 1999, CSXT incurred approximately $66 million of costs for separation and relocation of Conrail employees and for lease payments on certain Conrail facilities no longer being used after the integration. These costs are reflected in "Materials, Supplies and Other" expense in CSXT's consolidated statement of earnings.

Transactions With Conrail

           The agreement under which CSXT operates its allocated portion of the Conrail route system has an initial term of 25 years and may be renewed at CSXT's option for two five-year terms. Operating fees paid to Conrail under the agreement are subject to adjustment every six years based on the fair value of the underlying system. Lease agreements for the Conrail equipment operated by CSXT cover varying terms. CSXT is responsible for all costs of operating, maintaining, and improving the routes and equipment under these agreements. Future minimum payments to Conrail under the operating, equipment, and shared area agreements total $247 million for 2000, $240 million for 2001, $248 million for 2002, $256 million for 2003, $261 million for 2004, and $4.4 billion for years after 2004.

           At Dec. 31, 1999, CSXT had $53 million in amounts receivable from Conrail, principally for reimbursement of certain capital improvement costs and accrued vacation for former Conrail employees who joined CSXT in June 1999. CSXT has recorded a corresponding vacation liability and will pay the employees as they take vacation. CSXT also had amounts payable to Conrail of approximately $105 million representing expenses incurred under the operating, equipment, and shared area agreements.

NOTE 3.  WORKFORCE REDUCTION PROGRAM.

           CSXT recorded a charge of $53 million, $32 million after tax, in the fourth quarter of 1999 to recognize the cost of a program to reduce its non-union workforce by approximately 725 positions. A voluntary early retirement program completed in December accounted for approximately 640 of the position reductions, with the remainder achieved through a combination of involuntary terminations and normal attrition. Approximately 75% of the retirements and separations occurred by the end of the year, with the remainder scheduled to occur over the first half of fiscal year 2000 as their job responsibilities are reorganized or transitioned to other personnel. Early retirement benefits

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 3.  WORKFORCE REDUCTION PROGRAM, Continued.

offered under the voluntary program accounted for $20 million of the charge and will be paid from CSX's pension and postretirement benefit plans. Separation benefits are being paid from cash generated by operations. Approximately half of the separation benefits were paid in 1999. Substantially all of the remaining amounts will be paid in fiscal year 2000 and are included in "Labor and Fringe Benefits Payable" in the consolidated statement of financial position.

NOTE 4.    SUPPLEMENTAL CONSOLIDATED STATEMENT OF EARNINGS FINANCIAL DATA.

         Operating expense includes the following:
                                                       1999      1998      1997
                                                       ----      ----      ----

         Selling, General and Administrative Expense   $935      $832      $778
                                                       ====      ====      ====

NOTE 5.    OTHER INCOME (EXPENSE).

                                               1999        1998         1997
                                              --------    --------    ---------

Interest Income - CSX Cash Management Plan    $    3      $    22     $    26
Interest Income - Other                            4            3           4
Income from Real Estate Operations(a)             66           33          57
Net Losses from Accounts Receivable Sold         (63)         (58)        (57)
Conrail Transition Expenses                      (67)        (143)        (25)
Miscellaneous                                      4            9           6
                                              --------    --------    ---------

    Total                                     $  (53)     $  (134)    $    11
                                              ========    ========    =========

(a) Gross revenue from real estate operations was $95 million, $67 million and $87 million in 1999, 1998 and 1997, respectively.

NOTE 6.    INCOME TAXES.

           Income tax expense information is as follows:

                                        1999        1998         1997
                                      ----------  ----------   ---------

Current
    Federal                           $    15     $     41     $    173
    State and Foreign                     (11)          (6)          24
                                      ----------  ----------   ---------
        Total                               4           35          197
                                      ----------  ----------   ---------

Deferred
    Federal                                94          153          134
    State                                  61           32           21
                                      ----------  ----------   ---------
        Total                             155          185          155
                                      ----------  ----------   ---------

           Total Expense              $   159     $    220     $    352
                                      ==========  ==========   =========

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 6.    INCOME TAXES, Continued

           Income tax expense reconciled to the tax computed at statutory rates is as follows:

                                 1999            1998             1997
                             --------------  -------------    -------------

Tax at Statutory Rates       $ 130    35%    $  209   35%     $  342   35%
State Income Taxes              33     9         17    3          29    3
Other                           (4)   (1)        (6)  (1)        (19)  (2)
                             ------- ------  -------------    ------- -----
        Total Expense        $ 159    43%    $  220   37%     $  352   36%
                             ======= ======  =============    ======= =====

           Deferred state income tax expense in 1999 includes $27 million for the increase in the company's effective deferred state income tax rate, which is applied to CSXT's cumulative temporary differences, as a result of the sale of certain CSX assets.

The significant components of deferred tax assets and liabilities include:

                                          Dec. 31,       Dec. 25,
                                           1999           1998
                                        ---------      ---------

Deferred Tax Assets
    Productivity/Restructuring Charges  $    116       $     120
    Employee Benefit Plans                   184             175
    Other                                    316             259
                                        ---------      ---------
        Total                                616             554
                                        ---------      ---------

Deferred Tax Liabilities
    Accelerated Depreciation               3,157           2,933
    Other                                    322             286
                                        ---------      ---------
        Total                              3,479           3,219
                                        ---------      ---------

Net Deferred Tax Liabilities            $  2,863       $   2,665
                                        =========      =========

           In addition to the annual provision for deferred income tax expense, the year-end net deferred income tax liability balance includes the income tax effect of the transfer of certain assets and obligations from Conrail's defined benefit plan to the CSX pension plan in 1999.

           CSXT and its subsidiaries are included in the consolidated federal income tax return filed by CSX. The consolidated current federal income tax expense or benefit is allocated to CSXT and its subsidiaries as though CSXT had filed a separate consolidated federal return. At Dec. 31, 1999 and Dec. 25, 1998, approximately $81 million of income taxes due to CSX and $140 million of income taxes due from CSX were included in Other Current Liabilities, respectively.

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

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 7.    RELATED PARTIES.

           Cash and cash equivalents at Dec. 31, 1999 and Dec. 25, 1998, includes $55 million and $229 million, respectively, representing amounts due from CSX for CSXT's participation in the CSX cash management plan. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to repay all amounts due on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.

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

           In March 1996, CSXT entered into a loan agreement with CSX Insurance Company (CSX Insurance), a wholly-owned subsidiary of CSX, whereby CSXT may borrow up to $100 million from CSX Insurance. The loan is payable in full on demand. At Dec. 31, 1999, $90 million was outstanding under the agreement. Interest on the loan is payable monthly at .25% over the LIBOR rate, and was 6.0725% at Dec. 31, 1999. Interest expense related to the loan was $5 million for each of the fiscal years ended Dec. 31, 1999, Dec. 25, 1998, and Dec. 26, 1997.

           During 1988, CSXT participated with Sea-Land Service, Inc. (Sea-Land), a wholly-owned subsidiary of CSX, in four sale-leaseback arrangements. Under these arrangements, Sea-Land sold equipment to a third party and CSXT leased the equipment and assigned the lease to Sea-Land. Sea-Land is obligated for all lease payments and other associated equipment expenses. If Sea-Land defaults on its obligations under the arrangements, CSXT would assume the asset lease rights and obligations of $80 million at Dec. 31, 1999.

NOTE 8.    ACCOUNTS RECEIVABLE.

           CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all rail freight accounts receivable to CSX Trade Receivables Corporation, a wholly-owned subsidiary of CSX. Accounts receivable sold under this agreement totaled $951 million at Dec. 31, 1999 and $642 million at Dec. 25, 1998. In addition, CSXT has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in all miscellaneous accounts receivable. Accounts receivable sold under this agreement totaled $47 million at Dec. 31, 1999 and Dec. 25, 1998. The sales of

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 8.    ACCOUNTS RECEIVABLE, Continued.

receivables have been reflected as reductions of "Accounts Receivable" in the Consolidated Statement of Financial Position. The net losses associated with sales of receivables were $63 million and $58 million for the fiscal years ended Dec. 31, 1999 and Dec. 25, 1998, respectively.

NOTE 9.    PROPERTIES.
                                                   Dec. 31, 1999
                                      ---------------------------------------
                                                    Accumulated
                                          Cost      Depreciation      Net
                                      -----------  --------------  ----------

Road                                  $  10,534      $  2,641     $   7,893
Equipment                                 5,243         1,983         3,260
Other                                       290             7           283
                                      -----------    ----------   -----------

Total                                 $  16,067      $  4,631     $  11,436
                                      ===========    ==========   ===========


                                                   Dec. 25, 1998
                                      ---------------------------------------
                                                    Accumulated
                                         Cost       Depreciation      Net
                                      -----------  --------------  ----------

Road                                  $  10,202      $  2,745      $  7,457
Equipment                                 4,762         1,806         2,956
Other                                       251             8           243
                                      -----------    ----------    ----------

Total                                 $  15,215      $  4,559      $ 10,656
                                      ===========    ==========    ==========

NOTE 10.   CASUALTY, ENVIRONMENTAL AND OTHER RESERVES.

           Activity relating to casualty, environmental and other reserves is as follows:

                                           Casualty      Environmental     Separation
                                          Reserves(a)(b) Reserves (a)     Liabilities(a)(c)  Total
                                          ------------  ----------------  --------------   ---------

   Balance Dec. 27, 1996                   $   329        $   117           $    350       $   796
   Charged to Expense                          141             12                  -           153
   Payments                                   (135)           (30)               (20)         (185)
                                           ---------      --------          ---------      ---------
   Balance Dec. 26, 1997                       335             99                330           764

   Charged to Expense                          161              3                  -           164
   Restructuring Credit                          -              -                (30)          (30)
   Payments                                   (161)           (27)               (15)         (203)
                                           ---------      --------          ---------      ---------
   Balance Dec. 25, 1998                       335             75                285           695

   Charged to Expense                          266              3                  -           269
   Payments                                   (166)           (25)               (16)         (207)
                                           ---------      --------          ---------      ---------
   Balance Dec. 31, 1999                   $   435        $    53           $    269       $   757
                                           =========      ========          =========      =========


                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 10.   CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued.

(a)  Balances  include  current  portion of casualty and  environmental reserves and  separation  liabilities, respectively,  of $146 million,  $20
     million and $15 million at Dec. 31, 1999,  $139 million,  $20 million   and
     $15 million at Dec. 25, 1998 and $137 million, $20 million and $25 million at Dec. 26, 1997.

(b) Casualty reserves are estimated based upon the first reporting of an accident or personal injury. Liabilities for accidents are based upon field reports and liabilities for personal injuries and occupational claims are based upon the type and severity of the injury or claim and the use of current trends and historical data. The company has recorded liabilities in sufficient amounts to cover identified claims and an estimate of incurred, but not reported, claims. Future liabilities for certain occupational hazards are not subject to reasonable estimation.

(c)  Separation  liabilities  at Dec.  31, 1999 relate to  productivity  charges recorded in 1991 and 1992 to provide for the estimated costs of implementing workforce reductions, improvements in productivity and other cost reductions. The remaining liabilities are expected to be paid out over the next 15 to 20 years. The remaining liability for separation costs incurred in connection with the 1999 workforce reduction program is included in "Labor and Fringe Benefits Payable" (See Note 3).

           During 1998, CSXT recorded a restructuring credit of $30 million, reflecting the reversal of certain separation and labor protection reserves established as part of a 1995 restructuring charge. These reserves were associated with planned work-force reductions that did not occur as a result of a new telecommunications contract entered into in July 1998.

NOTE 11.   LONG-TERM DEBT.
                                          Average
                                     Interest Rates at    Dec. 31,     Dec. 25,
     Type and Maturity Date            Dec. 31, 1999        1999         1998
---------------------------------  ------------------- ------------- -----------

Equipment Obligations
  (2000-2014)                             7 %            $   940        $   770
Mortgage Bonds (2002-2003)                3 %                 56             72
Capital Leases and Other
   Obligations   (2000-2021)              7 %                186            164
                                                         ---------      --------
Total                                                      1,182          1,006

Less Debt Due Within One Year                                 95            100
                                                         ---------      --------

Total Long-Term Debt                                     $ 1,087        $   906
                                                         =========      ========

           CSXT has long-term debt maturities for 2000 through 2004  aggregating
$95  million,  $97  million,   $134  million,  $164  million  and  $91  million,
respectively.

           A portion of the properties and certain other assets of CSXT and its subsidiaries are pledged as security for various long-term debt issues.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 12.   FAIR VALUE OF FINANCIAL INSTRUMENTS.

           Fair values of the company's financial instruments are estimated by reference to quoted prices from market sources and financial institutions, as well as other valuation techniques. Long-term debt is the only financial instrument of the company with a fair value significantly different from its carrying amount. At Dec. 31, 1999, the fair value of long-term debt, including current maturities, was $1.157 billion, compared with a carrying amount of $1.182 billion. At Dec. 25, 1998, the fair value of long-term debt, including current maturities, was $1.058 billion, compared with a carrying amount of $1.006 billion. The fair value of long-term debt has been estimated using discounted cash flow analyses based upon the company's current incremental borrowing rates for similar types of financing arrangements.

NOTE 13.   EMPLOYEE BENEFIT PLANS.

Pension Plans

           CSX and its subsidiaries, including CSXT, sponsor defined benefit pension plans principally for salaried employees. The plans provide eligible employees with retirement benefits based principally on years of service and compensation rates near retirement. During 1989, CSXT's pension plan for salaried employees was merged with the CSX Pension Plan, and all assets of CSXT's plan were transferred to the merged plan. Since the plans were merged, CSX has allocated to CSXT a portion of the net pension expense for the CSX Pension Plan based on CSXT's relative level of participation in the merged plan, which considers the assets and personnel previously in the CSXT plan. The allocated expense from the CSX Pension Plan amounted to $33 million in 1999, $30 million in 1998 and $38 million in 1997. During 1999 and 1998, CSXT received $109 million ($66 million after tax) and $38 million ($24 million after tax) in pension assets from CSX through capital contributions.

Savings Plans

           CSXT maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements of CSXT and subsidiary companies. Expense for these plans was $20 million for 1999, $15 million for 1998 and $18 million for 1997.

Other Postretirement Benefit Plans

           In addition to the CSX defined benefit pension plans, CSXT participates with CSX and other affiliates in two defined benefit postretirement plans that provide medical and life insurance benefits to most full-time salaried employees upon their retirement. The postretirement medical plan is contributory, with retiree contributions adjusted annually. The life insurance plan is non-contributory. CSX allocates to CSXT a portion of the expense for these plans based on CSXT's relative level of participation. The allocated expense amounted to $20 million in 1999, $19 million in 1998, and $22 million in 1997.

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

Other Plans, Continued

assessments generally based on number of employees covered, hours worked, tonnage moved or a combination thereof. Total contributions of $168 million, $154 million and $152 million, respectively, were made to these plans in 1999, 1998 and 1997.

           Certain officers and key employees of CSXT participate in stock purchase, performance and award plans of CSX. CSXT is allocated its share of any cost to participate in these plans.

NOTE 14.   COMMITMENTS AND CONTINGENCIES.

Lease Commitments

           In addition to the agreements covering routes and equipment leased from Conrail, CSXT leases equipment from other parties under agreements with terms up to 21 years. Non-cancelable, long-term leases generally include provisions for maintenance, and options to purchase at fair value and to extend the terms. At Dec. 31, 1999, minimum equipment rentals under non-cancelable operating leases totaled approximately $143 million for 2000, $140 million for 2001, $130 million for 2002, $136 million for 2003, $181 million for 2004 and $653 million thereafter.

           Rent expense on equipment operating leases, including net daily rental charges on railroad operating equipment of $341 million, $222 million and $201 million in 1999, 1998 and 1997, respectively, amounted to $495 million in 1999, $381 million in 1998 and $347 million in 1997, exclusive of the Conrail agreements.

Purchase Commitments

           CSXT entered into various agreements in 1998 and 1999 to purchase 140 locomotives. These large orders cover normal locomotive replacement needs as well as one-time locomotive power requirements related to the integration of Conrail operations. CSXT has taken delivery of 101 of the locomotives through Dec. 31, 1999. The remaining 39 units are scheduled to be delivered in 2000.

Long-Term Operating Agreements

           In addition to its contractual arrangement to operate specified portions of Conrail's rail system, CSXT has various long-term railroad operating agreements that allow for exclusive operating rights over various railroad lines. Under these agreements, CSXT is obligated to pay usage fees of approximately $9 million annually. The terms of these agreements range from 30 to 40 years.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 14.   COMMITMENTS AND CONTINGENCIES, Continued.

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

           In October 1997, the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. In February 1999, the Louisiana Supreme Court issued a further decision, authorizing and instructing the trial court to enter individual punitive damages judgments in favor of the 20 plaintiffs who had received awards of compensatory damages, in amounts representing an appropriate share of the jury's awards. The trial court on April 8, 1999 entered judgment awarding approximately $2 million in compensatory damages and approximately $8.5 million in punitive damages to those 20 plaintiffs. Approximately $6.2 million of the punitive damages awarded were assessed against CSXT. CSXT then filed post-trial motions for a new trial and for judgment notwithstanding the verdict as to the April 8 judgment.

           The new trial motion was denied by the trial court in August of 1999. On Nov. 5, 1999, the trial court issued an opinion which granted CSXT's motion for judgment notwithstanding the verdict and effectively reduced the amount of the punitive damages verdict from $2.5 billion to $850 million. CSXT believes that this amount (or any amount of punitive damages) is unwarranted and intends to pursue its full appellate remedies with respect to the 1997 trial as well as the trial judge's decision on the motion for judgment notwithstanding the verdict. The compensatory damages awarded by the jury in the 1997 trial were also substantially reduced by the trial judge. A judgment reflecting the $850 million punitive award has been entered against CSXT. CSXT has obtained and posted an appeal bond in the amount of $895 million, which will allow it to appeal the 1997 compensatory and punitive damages, as reduced by the trial judge.

           A trial for the claims of 20 additional plaintiffs for compensatory damages began on May 24, 1999. In early July, the jury in that trial rendered verdicts totaling approximately $330 thousand in favor of 18 of those 20 plaintiffs. Two plaintiffs received nothing; that is, the jury found that they had not proved any damages. Management believes that this result, while still excessive, supports CSXT's contention that the punitive damages award was unwarranted.

           CSXT continues to pursue an aggressive legal strategy. Management believes that an adverse outcome, if any, is not likely to be material to CSXT's overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 14.   COMMITMENTS AND CONTINGENCIES, Continued.

Contingencies, Continued.

Environmental
-------------

           CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at 115 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and clean-up, which could be substantial.

           CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at 243 sites, including the sites addressed under the Federal Superfund statute or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

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

           Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at Dec. 31, 1999 and Dec. 25, 1998 were $53 million and $75 million, respectively. These recorded liabilities, which are undiscounted, include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the Dec. 31, 1999, environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 14.   COMMITMENTS AND CONTINGENCIES, Continued.

Contingencies, Continued.

Environmental, Continued
------------------------

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

Other  Legal Proceedings
------------------------

           A number of other legal actions are pending against CSXT in which claims are made in substantial amounts. While the ultimate results of lawsuits and claims involving CSXT cannot be predicted with certainty, management does not currently expect that these matters will have a material adverse effect on the consolidated results of operations, financial position and cash flows of the company. CSXT is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarter received.

NOTE 15.   QUARTERLY DATA (Unaudited).

                                                1999
                            ---------------------------------------------
                                1st        2nd         3rd         4th
                             ---------- ----------- ----------- ----------

 Operating Revenue           $  1,297   $   1,334   $  1,485    $  1,507
 Operating Income                 209         121        119          51
 Net Earnings                      85          45         56          27


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

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
            MANAGEMENT'S NARRATIVE ANALYSIS AND RESULTS OF OPERATIONS

1999 OPERATING RESULTS

           Excluding its $53 million workforce reduction charge in 1999 and the $30 million restructuring credit in the 1998 period, CSXT earned $553 million of operating income in 1999, down 29% from 1998. Operating revenue was 13% higher, at $5.62 billion. Operating expense rose 23% to $5.07 billion, excluding the workforce reduction charge. The 1999 results included seven months of integrated Conrail operations, distorting comparisons to 1998.

Traffic By Commodity

                                                Carloads                  Revenue
                                               (Thousands)          (Millions of Dollars)
                                           --------------------     ---------------------
                                            1999       1998          1999        1998
                                          ---------  ----------    ----------  ---------
Merchandise
    Phosphates and Fertilizer                  527         539     $     318   $   304
    Metals                                     319         268           367       307
    Food and Consumer Products                 150         135           184       148
    Paper and Forest Products                  505         457           600       508
    Agricultural Products                      326         277           442       380
    Chemicals                                  545         444           913       750
    Minerals                                   422         396           386       353
    Government                                  11           6            28        16
                                          ---------  ----------    ----------  ---------
    Total Merchandise                        2,805       2,522         3,238     2,766

Automotive                                     553         412           760       540

Coal, Coke & Iron Ore
    Coal                                     1,614       1,651         1,476     1,503
    Coke                                        55          60            51        53
    Iron Ore                                    61          50            38        27
                                          ---------  ----------    ----------  ---------

    Total Coal, Coke & Iron Ore              5,088       4,695         1,565     1,583
                                          =========  ==========

Other Revenue                                                             60        67
                                                                   ----------  ---------

Total Operating Revenue                                            $   5,623   $ 4,956
                                                                   ==========  =========

           Overall volumes increased due to the addition of former Conrail traffic and relatively strong demand across most service groups. The largest revenue increase was in automotive (up 41%) due to the new Conrail traffic, strong vehicle production in 1999, and the strike at major General Motors plants that adversely affected 1998 revenue. Merchandise revenue increased 17% largely due to the new Conrail traffic. Added coal revenues from the former Conrail territory were offset by continued weakness in export coal volume, resulting in a net revenue decrease of 2%. The 25% increase in rail operating expense reflects the expense associated with the new Conrail traffic, as well as significant costs incurred in starting up combined operations and addressing post-integration congestion and operating problems. In addition, Hurricane Floyd disrupted operations for up to 10 days on key portions of the CSXT system in North Carolina and New Jersey, resulting in repair costs and lost revenue. Fuel expense was $66 million higher than 1998, reflecting a 2 cent increase in the average price per gallon, and higher fuel consumption with the added Conrail traffic.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
            MANAGEMENT'S NARRATIVE ANALYSIS AND RESULTS OF OPERATIONS
                                    CONTINUED

OTHER MATTERS

Integrated Rail Operations with Conrail
---------------------------------------

Background and Integration

           On June 1, 1999, CSXT and Norfolk Southern Railway Company (Norfolk Southern Railway), Norfolk Southern's rail subsidiary, formally began integrated operations over their respective portions of the Conrail rail system. This step implemented the operating plan envisioned by CSX and Norfolk Southern when they completed the joint acquisition of Conrail in May 1997 and received regulatory approval permitting them to exercise joint control over Conrail in August 1998.

           Under this operating plan, CSXT added approximately 4,400 route miles of track in the Northeastern and Midwestern United States and in Canada to its existing lines concentrated in the Middle Atlantic and Southeastern United States. To service the new operations, approximately 5,600 former Conrail employees joined the company. CSXT now operates a network of more than 23,400 route miles in 23 states, the District of Columbia, and two Canadian provinces. CSXT and its sister company, CSX Intermodal Inc., employ approximately 35,000 employees across the combined system.

           CSXT  and   Norfolk  Southern  Railway  operate  their respective
portions  of    the  Conrail   system   pursuant  to  various  operating
agreements that took effect on June 1. Under these agreements, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail service in certain shared geographic areas for the joint benefit of CSXT and Norfolk Southern Railway for which it is compensated on the basis of usage by the respective railroads. CSX and Norfolk Southern, through a jointly-owned acquisition entity, hold economic interests in Conrail of 42% and 58%, respectively, and voting interests of 50% each.

Financial Effects

           Upon integration, substantially all of Conrail's customer freight contracts were assumed by CSXT and Norfolk Southern Railway. As a result, beginning June 1, 1999, CSXT `s operating revenue includes revenue from traffic previously moving on Conrail. Operating expenses reflect corresponding increases for costs incurred to handle the new traffic and operate the former Conrail lines. Effective June 1, 1999, rail operating expenses also include a new expense category, "Conrail Operating Fee, Rent and Services", which reflects payments to Conrail for the use of right-of-way and equipment, as well as charges for transportation, switching, and terminal services provided by Conrail in the shared areas operated for the joint benefit of CSXT and Norfolk Southern Railway.

           The integration of Conrail initially resulted in congestion and traffic delays on parts of the new CSXT network and on the shared areas operated by Conrail. As a result, the company incurred increased costs and experienced lost revenues as customers directed business to other modes of transportation. Substantial progress was made during July and August in stabilizing post-integration operations and improving service; however, disruptions in the rail network caused by Hurricane Floyd in September, combined with seasonal traffic build-up from September through December, adversely affected operating performance. Efforts have been focused on improving operations through network simplification and progress since mid-December has been encouraging.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
      MANAGEMENT'S NARRATIVE ANALYSIS AND RESULTS OF OPERATIONS, CONTINUED

OTHER MATTERS, Continued

Integrated Rail Operations with Conrail, Continued
--------------------------------------------------

Financial Effects, Continued

           While management believes it will continue to see steady improvement across the rail network that will lead to increased customer satisfaction, the return of business diverted to other modes of transportation and improved financial performance, there can be no assurance that these objectives will be met, or met within a specified time frame. If recent operating improvements are sustained, management anticipates that the company will begin realizing many of the economic synergies envisioned from the integration of its allocated portion of the Conrail network. These synergies include revenue benefits from freight traffic that currently moves on other modes of transportation (principally trucks), as well as cost savings from better equipment utilization, more direct routing of freight traffic, fewer interchange points, and the elimination of duplicate positions and facilities. CSXT and Norfolk Southern Railway now compete for traffic located in markets formerly served solely by Conrail. As a result of this process of entering new markets, there have been changes in the historic rate and traffic patterns, including some rate reductions and traffic volume shifts. The process is being driven by market conditions and, over time, may be affected by customer satisfaction with service levels provided by the competing carriers.

Workforce Reduction Program
---------------------------

           CSXT recorded a charge of $53 million, $32 million after tax, in the fourth quarter of 1999 to recognize the cost of a program to reduce its non-union workforce by approximately 725 positions. A voluntary early retirement program completed in December accounted for approximately 640 of the position reductions, with the remainder achieved through a combination of involuntary terminations and normal attrition. Approximately 75% of the retirements and separations occurred by the end of the year, with the remainder scheduled to occur over the first half of fiscal year 2000 as their job responsibilities are reorganized or transitioned to other personnel. Early retirement benefits offered under the voluntary program accounted for $20 million of the charge and will be paid from CSX's pension and postretirement benefit plans. Separation benefits are being paid from cash generated by operations. Approximately half of the separation benefits were paid in 1999. Substantially all of the remaining amounts will be paid in fiscal year 2000 and are included in "Labor and Fringe Benefits Payable" in the consolidated statement of financial position.

Federal Court Decision Affecting Coal Mining Operations
-------------------------------------------------------

           In October 1999, a federal district court judge ruled that certain mountaintop coal mining practices in West Virginia were in violation of the federal Clean Water Act and the federal Surface Mining and Control Reclamation Act. The decision, which is currently under appeal, could adversely affect CSXT's coal traffic and revenues if upheld.

Year 2000 Computer Transition
-----------------------------

           In 1996, CSXT began a comprehensive plan to address the potential exposure associated with the Year 2000 computer problem. By the fourth quarter of 1999, all key phases of the company's Year 2000 readiness plan were completed and project teams made final preparations for the transition to January 1, 2000. During the Year 2000 rollover weekend, no major problems surfaced.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
      MANAGEMENT'S NARRATIVE ANALYSIS AND RESULTS OF OPERATIONS, CONTINUED

Year 2000 Computer Transition, Continued
----------------------------------------

           CSXT believes that its readiness plan was successfully executed, key objectives were met, and project teams adequately addressed all significant Year 2000 issues. The company continues to assess technology-related problems as they occur to determine if they are Year 2000 related. Detailed contingency plans remain in place and can be implemented if any Year 2000 problems occur. However, based on the information gathered since January, CSXT does not expect the Year 2000 event to cause any interruptions in business operations or to adversely affect its customers.

           The company has incurred total Year 2000 related costs of $51 million through the end of fiscal year 1999 and expects to incur additional costs of less than $2 million. To provide a consistent, objective method for identifying costs of the Year 2000 plan, the company has classified expenditures as Year 2000 plan costs for reporting purposes only if they remedied only Year 2000 risks and were otherwise unnecessary in the normal course of business. The cost of the Year 2000 plan was expensed as incurred and funded by cash generated from operations.

Forward Looking Statements
--------------------------

           Estimates and forecasts in Management's Narrative Analysis and Results of Operations are based on many assumptions about complex economic and operating factors with respect to industry performance, general business and economic conditions and other matters that cannot be predicted accurately and that are subject to contingencies over which the company has no control. Such forward-looking statements are subject to uncertainties and other factors that may cause actual results to differ materially from the views, beliefs, and projections expressed in such statements. The words "believe," "expect," "anticipate," "project," and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the company. Any such statement speaks only as of the date the statement was made. The company undertakes no obligation to update or revise any forward-looking statement.

           Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (i) revenue and synergies expected from the integration of Conrail may not be fully realized or realized within the time frame anticipated, (ii) costs and operating difficulties related to the integration of Conrail may not be eliminated or resolved within the time frame currently anticipated, (iii) general economic or business conditions, either nationally or internationally, an increase in fuel prices, a tightening of the labor market or changes in demands of organized labor resulting in higher wages, or increased benefits or other costs or disruption of operations may adversely affect the company, (iv) legislative or regulatory changes, including possible enactment of initiatives to reregulate the rail industry, may adversely affect the company,
(v) possible additional consolidation of the rail industry in the near future may adversely affect the operations and business of the company, and (vi) changes may occur in the securities and capital markets.

                         ------------------------------