Form 10-Q
period 2000-03-31
CSX TRANSPORTATION INC
filed 2000-05-12
CIK 88128

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000: 9,061,038 shares.

REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                            CSX TRANSPORTATION, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                      INDEX




                                                                    Page Number

PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.         Consolidated Statement of Earnings-
             Quarters Ended March 31, 2000 and April 2, 1999               3

2.         Consolidated Statement of Cash Flows-
             Quarters Ended March 31, 2000 and April 2, 1999               4

3.         Consolidated Statement of Financial Position-
             At March 31, 2000 and December 31, 1999                       5

Notes to Consolidated Financial Statements                                 6


Item 2:

Management's Analysis and Results of Operations                           12


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 18

Signature                                                                 18


                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                              (Millions of Dollars)



                                                                 (Unaudited)
                                                                Quarters Ended
                                                          ---------------------------
                                                           March 31,      April 2,
                                                             2000           1999
                                                          ------------   ------------
OPERATING REVENUE
    Merchandise                                            $     889      $     756
    Automotive                                                   227            154
    Coal, Coke & Iron Ore                                        390            372
    Other                                                          9             15
                                                           -----------    -----------

        Total                                                  1,515          1,297
                                                           -----------    -----------

OPERATING EXPENSE
    Labor and Fringe Benefits                                    630            501
    Materials, Supplies and Other                                257            200
    Conrail Operating Fee, Rent and Services                     101              -
    Related Party Service Fees                                    58            101
    Equipment Rent                                               136            109
    Depreciation                                                 124            123
    Fuel                                                         138             54
                                                           -----------    -----------

        Total                                                  1,444          1,088
                                                           -----------    -----------

OPERATING INCOME                                                  71            209

Other Income (Expense)                                           (12)           (55)

Interest Expense                                                  23             18
                                                           -----------    -----------

EARNINGS BEFORE INCOME TAXES                                      36            136

Income Tax Expense                                                14             51
                                                           -----------    -----------

NET EARNINGS                                               $      22      $      85
                                                           ===========    ===========



See accompanying Notes to Consolidated Financial Statements.


                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                              (Millions of Dollars)



                                                                             (Unaudited)
                                                                            Quarters Ended
                                                                       -------------------------
                                                                       March 31,     April 2,
                                                                          2000         1999
                                                                       -----------  ------------
OPERATING ACTIVITIES
    Net Earnings                                                         $     22     $    85
    Adjustments to Reconcile Net Earnings
      to Net Cash Provided (Used):
        Depreciation                                                          124         123
        Deferred Income Taxes                                                   8          53
        Other Operating Activities                                             18           2
        Changes in Operating Assets and Liabilities
           Accounts and Notes Receivable                                       46        (132)
           Materials and Supplies                                             (42)        (11)
           Other Current Assets                                                 9          24
           Accounts Payable                                                    (1)       (107)
           Other Current Liabilities                                          (46)        (49)
                                                                         ---------    ----------

           Net Cash Provided (Used) by Operating Activities                   138         (12)
                                                                         ---------    ----------

INVESTING ACTIVITIES
    Property Additions                                                        (92)       (151)
    Other Investing Activities                                                  5         (12)
                                                                         ---------    ----------

           Net Cash Used by Investing Activities                              (87)       (163)
                                                                         ---------    ----------

FINANCING ACTIVITIES
    Long-Term Debt Issued                                                       -          79
    Long-Term Debt Repaid                                                     (34)        (30)
    Cash Dividends Paid                                                       (55)        (35)
    Other Financing Activities                                                  2          (1)
                                                                         ---------    ----------

           Net Cash Provided (Used) by Financing Activities                   (87)         13
                                                                         ---------    ----------

    Net Decrease in Cash and Cash Equivalents                                 (36)       (162)

CASH AND CASH EQUIVALENTS
    Cash and Cash Equivalents at Beginning of Period                           36         177
                                                                         ---------    ----------

    Cash and Cash Equivalents at End of Period                           $      -     $    15
                                                                         =========    ==========



See accompanying Notes to Consolidated Financial Statements.


                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  Consolidated Statement of Financial Position
                              (Millions of Dollars)

                                                          (Unaudited)
                                                             March 31,     December 31,
                                                             2000            1999
                                                          ------------    -----------
ASSETS
    Current Assets
        Cash and Cash Equivalents (principally investment
               in CSX Cash Management Plan - see Note 6)   $        -     $       36
        Accounts and Notes Receivable                             336            382
        Materials and Supplies                                    235            193
        Deferred Income Taxes                                     128            124
        Other Current Assets                                      121             66
                                                           -----------    -----------

           Total Current Assets                                   820            801

      Properties                                               16,042         16,067
      Accumulated Depreciation                                 (4,642)        (4,631)
                                                           -----------    -----------

              Properties-Net                                   11,400         11,436

    Affiliates and Other Companies                                250            194
    Other Long-Term Assets                                        562            549
                                                           -----------    -----------

           Total Assets                                    $   13,032     $   12,980
                                                           ===========    ===========

LIABILITIES
    Current Liabilities
        Accounts Payable                                   $      986     $    1,046
        Labor and Fringe Benefits Payable                         360            309
        Casualty, Environmental and Other Reserves                180            181
        Current Maturities of Long-Term Debt                       97             95
        Due to Parent Company                                      83             24
        Due to Affiliate                                           90             90
        Other Current Liabilities                                 307            341
                                                           -----------    -----------

           Total Current Liabilities                            2,103          2,086

    Casualty, Environmental and Other Reserves                    583            576
    Long-Term Debt                                              1,051          1,087
    Deferred Income Taxes                                       2,999          2,987
    Other Long-Term Liabilities                                   671            619
                                                           -----------    -----------

           Total Liabilities                                    7,407          7,355
                                                           -----------    -----------

SHAREHOLDER'S EQUITY
    Common Stock, $20 Par Value:
        Authorized 10,000,000 Shares;
        Issued and Outstanding 9,061,038 Shares                   181            181
    Other Capital                                               1,393          1,360
    Retained Earnings                                           4,051          4,084
                                                           -----------    -----------

           Total Shareholder's Equity                           5,625          5,625
                                                           -----------    -----------

           Total Liabilities and Shareholder's Equity      $   13,032     $   12,980
                                                           ===========    ===========

See accompanying Notes to Consolidated Financial Statements.
                                      - 5 -

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                       (All Tables in Millions of Dollars)

NOTE 1.  BASIS OF PRESENTATION

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Transportation, Inc. (CSXT) and its majority-owned subsidiaries as of March 31, 2000 and December 31, 1999, the results of their operations and their cash flows for the quarters ended March 31, 2000 and April 2, 1999, such adjustments being of a normal recurring nature. CSXT is a wholly-owned subsidiary of CSX Corporation (CSX).

        While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in CSXT's latest Form 10-K. Certain prior-year data have been reclassified to conform to the 2000 presentation.

        CSXT follows a 52/53 week fiscal reporting calendar. Fiscal year 2000 will consist of 52 weeks ending on December 29, 2000. Fiscal year 1999 consisted of 53 weeks ended December 31, 1999. The financial statements presented are for the 13-week quarter ended March 31, 2000, the 14-week quarter ended April 2, 1999, and as of December 31, 1999.

NOTE 2.  INTEGRATED RAIL OPERATIONS WITH CONRAIL.

Background
----------

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

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 2.  INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued.

CSXT's Accounting for its Integrated Rail Operations With Conrail
-----------------------------------------------------------------

        Upon integration, substantially all of Conrail's customer freight contracts were assumed by CSXT and Norfolk Southern Railway. As a result, beginning June 1, 1999, CSXT's operating revenue includes revenue from traffic previously moving on Conrail. Operating expenses reflect corresponding increases for costs incurred to handle the new traffic and operate the former Conrail lines. Effective June 1, 1999, operating expenses also include an expense category, "Conrail Operating Fee, Rent and Services," which reflects payments to Conrail for the use of right-of-way and equipment, as well as charges for transportation, switching and terminal services in the shared areas Conrail operates for the joint benefit of CSXT and Norfolk Southern Railway.

Transactions With Conrail
-------------------------

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

        At March 31, 2000 and Dec. 31, 1999, CSXT had $26 million and $53 million, respectively, in amounts receivable from Conrail, principally for reimbursement of certain capital improvement costs. CSXT also had amounts payable to Conrail of approximately $118 million and $105 million at March 31, 2000 and December 31, 1999, respectively, representing expenses incurred under the operating, equipment, and shared area agreements.

NOTE 3.  ACCOUNTS RECEIVABLE

        CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all rail freight accounts receivable to CSX Trade Receivables Corporation, a wholly-owned subsidiary of CSX. Accounts receivable sold under this agreement totaled $961 million at March 31, 2000 and $951 million at December 31, 1999. In addition, CSXT has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in all miscellaneous accounts receivable. Accounts receivable sold under this agreement totaled $47 million at March 31, 2000 and December 31, 1999. The sales of receivables have been reflected as reductions of "Accounts and Notes Receivable" in the Consolidated Statement of Financial Position. The net losses associated with sales of receivables were $19 million and $13 million for the quarters ended March 31, 2000 and April 2, 1999, respectively.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 4.  OTHER INCOME (EXPENSE)

                                                          Quarters Ended
                                                     -------------------------
                                                    March 31,       April 2,
                                                      2000            1999
                                                    ----------     -----------
Interest Income - CSX Cash Management Plan          $      -       $      1
Interest (Expense) Income - Other                         (1)             4
Income from Real Estate Operations(a)                     11              2
Net Losses from Accounts Receivable Sold                 (19)           (13)
Conrail Transition Expenses                                -            (39)
Miscellaneous                                             (3)           (10)
                                                    ----------     -----------

    Total                                           $    (12)      $    (55)
                                                    ==========     ===========

(a) Gross revenue from real estate operations was $19 million and $9 million for the quarters ended March 31, 2000 and April 2, 1999, respectively.

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

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 5.  COMMITMENTS AND CONTINGENCIES, Continued

New Orleans Tank Car Fire, Continued
------------------------------------

        The new trial motion was denied by the trial court in August 1999. On November 5, 1999, the trial court issued an opinion that granted CSXT's motion for judgment notwithstanding the verdict and effectively reduced the amount of the punitive damages verdict from $2.5 billion to $850 million. CSXT believes that this amount (or any amount of punitive damages) is unwarranted and intends to pursue its full appellate remedies with respect to the 1997 trial as well as the trial judge's decision on the motion for judgment notwithstanding the verdict. The compensatory damages awarded by the jury in the 1997 trial were also substantially reduced by the trial judge. A judgment reflecting the $850 million punitive award has been entered against CSXT. CSXT has obtained and posted an appeal bond in the amount of $895 million, which will allow it to appeal the 1997 compensatory and punitive awards, as reduced by the trial judge.

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

Environmental Contingencies
---------------------------

        CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at approximately 104 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

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

        Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at March 31, 2000 and December 31, 1999, were $49 million and $53 million, respectively. These recorded liabilities, which are undiscounted, include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the March 31, 2000 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

Other Legal Proceedings
-----------------------

        A number of legal actions are pending against CSXT in which claims are made in substantial amounts. While the ultimate results of environmental investigations, lawsuits and claims against the company cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the company's consolidated financial position, results of operations or cash flows. CSXT is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarter received.

NOTE 6.  RELATED PARTIES

        Cash and cash equivalents at December 31, 1999 includes $55 million, representing amounts due from CSX for CSXT's participation in the CSX cash management plan. At March 31, 2000,

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 6.  RELATED PARTIES, Continued

CSXT had a deficit balance in the plan of $56 million which was classified as Due to Parent Company in the statement of financial position. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to repay all amounts due on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio. During the first quarter of 2000, CSX assumed $33 million in stock compensation liabilities from CSXT. This assumption is reflected as a reduction in liabilities and an increase in Other Capital.

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

        CSXT and CSX Insurance Company (CSX Insurance), a wholly-owned subsidiary of CSX, have entered into a loan agreement whereby CSXT may borrow up to $100 million from CSX Insurance. The loan is payable in full on demand. At March 31, 2000, $90 million was outstanding under the agreement. Interest on the loan is payable monthly at .25% over the LIBOR rate, and was 6.38% at March 31, 2000 and 5.94% at April 2, 1999. Interest expense incurred for each of the quarters ended March 31, 2000 and April 2, 1999 was $1 million relating to this loan agreement.

        During 1988, CSXT participated with Sea-Land Service, Inc. (Sea-Land), a wholly-owned subsidiary of CSX, in four sale-leaseback arrangements. Under these arrangements, Sea-Land sold equipment to a third party and CSXT leased the equipment and assigned the lease to Sea-Land. Sea-Land is obligated for all lease payments and other associated equipment expenses. If Sea-Land defaults on its obligations under the arrangements, CSXT would assume the asset lease rights and obligations of $68 million at March 31, 2000.

ITEM 2.   MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        CSXT follows a 52/53-week fiscal calendar. Fiscal year 2000 consists of 52 weeks, and fiscal year 1999 consisted of 53 weeks. The quarter ended March 31, 2000 consisted of 13 weeks and the quarter ended April 2, 1999 consisted of 14 weeks.

        CSXT reported net earnings of $22 million for the quarter ended March 31, 2000. In the prior year quarter, the company earned $85 million.

        The integration of Conrail operations affects the comparability of CSXT's first quarter 2000 operating results with the prior year. Since first quarter 1999 preceded the integration, results for that period do not include revenues and expenses associated with operations over CSXT's allocated portion of the Conrail network. Additionally, as mentioned above, under the company's fiscal calendar, first quarter 1999 included an extra week compared to first quarter 2000.

        Operating income of $71 million was 66% below last year's first quarter. Operating revenue of $1.5 billion was 17% higher than the 1999 period as a result of the Conrail integration and relatively strong demand across most commodity groups. Operating expense rose 33% to $1.4 billion, primarily due to the integration, network congestion, significantly higher fuel costs, and wage inflation.

        The following table provides rail carload and revenue data by service group and commodity for the quarters ended March 31, 2000 and April 2, 1999.


                                               Carloads                   Revenue
                                              (Thousands)          (Millions of Dollars)
                                         ----------------------    ----------------------
                                        March 31,    April 2,     March 31,    April 2,
                                           2000        1999          2000        1999
                                        -----------  ----------   -----------  ---------
Merchandise
    Phosphates and Fertilizer                  131         148    $      92    $    90
    Metals                                      91          72          107         82
    Food and Consumer Products                  41          34           53         39
    Paper and Forest Products                  137         121          168        137
    Agricultural Products                       92          76          122        104
    Chemicals                                  149         121          247        205
    Minerals                                   101         101           95         92
    Government                                   3           3            5          7
                                        -----------  ----------   -----------  ---------
    Total Merchandise                          745         676          889        756

Automotive                                     158         119          227        154

Coal, Coke & Iron Ore
    Coal                                       396         396          371        353
    Coke                                        12          12           12         12
    Iron Ore                                     8           7            7          7
                                        -----------  ----------   -----------  ---------

    Total Coal, Coke & Iron Ore                416         415          390        372

      Other                                      -           -            9         15
                                        -----------  ----------   -----------  ---------

Total Rail                                   1,319       1,210    $   1,515    $ 1,297
                                        ===========  ==========   ===========  =========


         Overall freight revenue was significantly higher than the first quarter of 1999 due to the Conrail integration, although the increase in coal revenue was tempered by mild winter weather in the East and continuing weakness in export coal shipments. Merchandise demand was strong, particularly in the chemicals, metals, food and consumer products, and paper and forest products commodity groups. Automotive revenue was up significantly, benefiting from the Conrail integration, continued strength in U.S. vehicle production, and rate increases on some auto shipments.

         Since the integration of Conrail, CSXT has experienced operating difficulties and diminished service performance, particularly in high-volume corridors of its network and during periods of peak traffic demand. Key performance statistics that track average train velocity, the number of freight cars on the network, and dwell time for trains in terminals and classification yards have not shown sustainable improvement. As a result, the unit continued to experience lost revenues during the first quarter as customers diverted traffic to trucks or other carriers. Operating expenses include significant costs related to the congestion problems, including lease costs for higher numbers of locomotives and freight cars on the system and incremental labor costs for train crews and yard personnel. Significantly higher fuel prices and cost-of-living increases for union employees under previously-negotiated contracts also had a substantial effect on operating expenses for the quarter. The average price per gallon of diesel fuel was 86 cents vs. 45 cents in the prior year quarter, accounting for $66 million of the increase in rail operating expense. As discussed in a later section of Management's Analysis, CSXT has various initiatives underway to relieve congestion, improve operations, and reduce operating expenses.

OUTLOOK

        CSXT's financial performance during the second quarter and the balance of fiscal 2000 will be largely dependent on the company's success in achieving operational improvements that restore fluidity on the rail network, improve customer service, eliminate substantial excess costs, and allow the realization of planned merger synergies. Management expects to make steady progress toward these goals as the year progresses.

        Entering the second quarter of 2000, merchandise and automotive traffic remain strong, and coal traffic is showing some signs of strengthening. The company expects to continue to look at price increases on rail shipments where appropriate and competitively feasible, particularly where traffic demand is creating capacity constraints on the system. Fuel prices have moderated over the past month, but are expected to remain at levels significantly higher than the prior year.

OTHER MATTERS

Integrated Rail Operations with Conrail
---------------------------------------

Background

        CSX and Norfolk Southern Corporation (Norfolk Southern) completed the acquisition of Conrail Inc. (Conrail) in May 1997. Conrail owns the primary freight railroad system serving the northeastern United States, and its rail network extends into several midwestern states and into Canada. CSX and Norfolk Southern, through a jointly owned acquisition entity, hold economic interests in Conrail of 42% and 58%, respectively, and voting interests of 50% each. CSX and Norfolk

Integrated Rail Operations with Conrail, Continued
--------------------------------------------------

Background, Continued

Southern  received  regulatory   approval from the Surface  Transportation Board
(STB) to exercise joint control over Conrail in August 1998 and subsequently began integrated operations over allocated portions of the Conrail lines in June 1999.

        CSXT and Norfolk Southern Railway Company (Norfolk Southern Railway), Norfolk Southern's rail subsidiary, operate their respective portions of the Conrail system pursuant to various operating agreements that took effect on June 1, 1999. Under these agreements, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail service in certain shared geographic areas for the joint benefit of CSXT and Norfolk Southern Railway for which it is compensated on the basis of usage by the respective railroads.

Accounting and Financial Reporting Effects

        CSXT and Norfolk Southern Railway assumed substantially all of Conrail's customer freight contracts at the June 1999 integration date. CSXT's operating revenue since that date include revenue from traffic previously moving on Conrail. Operating expenses reflect corresponding increases for costs incurred to handle the new traffic and operate the former Conrail lines. Operating expenses after the integration also include an expense category, "Conrail Operating Fee, Rent and Services," which reflects payment to Conrail for the use of right-of-way and equipment, as well as charges for transportation, switching, and terminal services in the shared areas Conrail operates for the joint benefit of CSXT and Norfolk Southern Railway.

Operating and Financial Effects

        The integration of Conrail in June 1999 initially resulted in congestion and traffic delays on parts of the new CSXT network and on the shared areas operated by Conrail. Although substantial progress was made during the summer of 1999 in stabilizing post-integration operations and restoring service levels, these improvements have not been sustained across the CSXT system. Network disruptions created by Hurricane Floyd in September 1999, followed by heavy seasonal traffic build-up in the fourth quarter, adversely affected operating and service recovery efforts. As peak traffic levels subsided and the company implemented network simplification plans throughout the system, congestion problems eased and service levels improved in key areas. During the first quarter of 2000, overall operations on the northern portion of the CSXT system (generally the lines allocated to CSXT in the Conrail acquisition) improved; however, operations in the south deteriorated. From a systemwide perspective, key performance statistics that track average train velocity, the number of freight cars on the network, and dwell time for trains in terminals and classification yards did not shown sustainable improvement during the quarter. As a result, the company continued to experience lost revenue opportunities,
significant   incremental  operating  costs,  and  delays  in  realizing  merger synergies.

Integrated Rail Operations with Conrail, Continued
--------------------------------------------------

Operating and Financial Effects, Continued

        In April 2000, a number of key management changes were announced at CSXT that are aimed at accelerating the pace of operational and service recovery. The company has a number of initiatives underway to achieve this goal. Although progress is expected to be gradual, management expects steady improvement over the coming quarters will result in improved network fluidity across the system in adequate time to meet peak traffic demand in the fall. In conjunction with the operational and service improvement initiatives, efforts are being focused on reducing operating costs and realizing planned merger synergies that will deliver significant improvements in earnings and cash flow. The company is also closely reviewing its pricing policies and implementing rate increases where competitively appropriate.

        Management believes that steady improvement across the rail network will be achieved, leading to increased customer satisfaction, the return of business which had been diverted to other modes of transportation, and improved financial performance. However, there can be no assurance that these objectives will be met, or met within a specified time frame.

Federal Railroad Administration Track Audit
-------------------------------------------

        In March 2000, the Federal Railroad Administration (FRA) released a draft report of the results of a two-week audit of track conditions on CSXT's rail system. The audit, which began on February 22, identified track defects on certain portions of the system, the nature of which led the FRA to question the effectiveness of the quality control procedures in CSX's track maintenance and inspection programs. CSXT responded to the findings immediately by making necessary track repairs and by restricting train speeds on certain portions of track until repairs could be completed.

        As a result of the audit, CSXT and the FRA entered into a Safety Compliance Agreement in April 2000 that includes measures to improve the railroad's track inspection and maintenance processes. Under the agreement, which is effective though May 1, 2001, CSXT will increase the frequency of automated track inspections, enhance management oversight of track inspection and large scale maintenance operations, and implement a new track inspection procedures manual developed in a joint effort with the FRA and Brotherhood of Maintenance of Way Employees.

        CSXT estimates that it will incur approximately $20 million to $30 million in additional costs over the remainder of fiscal year 2000 to address the issues raised in the audit and the commitments made in the Safety Compliance Agreement. The company is in the process of refining those cost estimates and expects that a portion will represent operating expenses for fiscal 2000 and a portion will consist of capital expenditures to be depreciated over the useful life of the related track improvements.

Surface Transportation Board Moratorium on Rail Merger Applications
-------------------------------------------------------------------

        In March 2000, the Surface Transportation Board (STB) issued a decision establishing a moratorium on rail merger applications for a 15-month time period. The moratorium precluded the anticipated filing of an application by the Burlington Northern Santa Fe (BNSF) and Canadian

Surface Transportation Board Moratorium on Rail Merger Applications, Continued
------------------------------------------------------------------------------

National (CN) railroads to combine their respective systems. The moratorium is intended to address the potential downstream effects that a rail merger might have on the railroad industry at the present time, given the lingering difficulties and service issues attributable to recent rail mergers. In the STB's public hearings on the matter, particular concern was expressed that a combination by BNSF and CN might precipitate further merger activity among other Class I railroads at an unstable time in the industry. The STB's decision had the support of CSXT and other major railroads, as well as many shippers and other constituents of the rail industry. BNSF and CN are currently challenging the STB decision in the federal courts.

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

Litigation
----------

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

        The new trial motion was denied by the trial court in August 1999. On November 5, 1999, the trial court issued an opinion that granted CSXT's motion for judgment notwithstanding the verdict and effectively reduced the amount of the punitive damages verdict from $2.5 billion to $850 million. CSXT believes that this amount (or any amount of punitive damages) is unwarranted and intends to pursue its full appellate remedies with respect to the 1997 trial as well as the trial judge's decision on the motion for judgment notwithstanding the verdict. The compensatory damages awarded by the jury in the 1997 trial were also substantially reduced by the trial judge. A judgment reflecting the $850 million punitive award has been entered against CSXT. CSXT has obtained and

Litigation, Continued
---------------------

posted an appeal bond in the amount of $895 million, which will allow it to appeal the 1997 compensatory and punitive awards, as reduced by the trial judge.

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

                                               CSX TRANSPORTATION, INC.
                                              (Registrant)


                                           By: /s/JAMES L. ROSS
                                               ---------------------------------
                                               James L. Ross
                                               (Principal Accounting Officer)

Dated:  May 12, 2000