Form 10-Q
period 2000-06-30
CSX TRANSPORTATION INC
filed 2000-08-07
CIK 88128

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000: 9,061,038 shares.

REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                            CSX TRANSPORTATION, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                      INDEX




                                                                     Page Number

PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.         Consolidated Statement of Earnings-
             Quarters and Six Months Ended June 30, 2000 and July 2, 1999    3

2.         Consolidated Statement of Cash Flows-
             Six Months Ended June 30, 2000 and July 2, 1999                 4

3.         Consolidated Statement of Financial Position-
             At June 30, 2000 and December 31, 1999                          5

Notes to Consolidated Financial Statements                                   6


Item 2:

Management's Analysis and Results of Operations                             13


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   19

Signature                                                                   19

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                              (Millions of Dollars)

                                                               (Unaudited)
                                               Quarters Ended             Six Months Ended
                                           -----------------------    --------------------------
                                            June 30,    July 2,        June 30,       July 2,
                                              2000        1999           2000          1999
                                           ----------- -----------    -----------   ------------
OPERATING REVENUE
    Merchandise                             $     892    $     776     $    1,781     $   1,532
      Automotive                                  238          177            465           331
    Coal, Coke & Iron Ore                         403          370            793           742
    Other                                          15           11             24            26
                                            -----------  ----------    -----------    ----------
        Total                                   1,548        1,334          3,063         2,631
                                            -----------  ----------    -----------    ----------

OPERATING EXPENSE
    Labor and Fringe Benefits                     620          529          1,250         1,030
    Materials, Supplies and Other                 314          216            571           416
      Conrail Operating Fee, Rent and              99           40            200            40
Services
      Related Party Service Fees                   58          144            116           245
    Equipment Rent                                140          105            276           214
    Depreciation                                  121          115            245           238
    Fuel                                          133           64            271           118
                                            -----------  ----------    -----------    ----------
        Total                                   1,485        1,213          2,929         2,301
                                            -----------  ----------    -----------    ----------

OPERATING INCOME                                   63          121            134           330

Other Income (Expense)                              1          (28)           (11)          (83)

Interest Expense                                   25           20             47            38
                                            -----------  ----------    -----------    ----------

EARNINGS BEFORE INCOME TAXES                       39           73             76           209

Income Tax Expense                                 15           28             30            79
                                            -----------  ----------    -----------    ----------
NET EARNINGS                                $      24    $      45     $       46     $     130
                                            ===========  ==========    ===========    ==========

See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                              (Millions of Dollars)

                                                                             (Unaudited)
                                                                           Six Months Ended
                                                                       -------------------------
                                                                        June 30,      July 2,
                                                                          2000         1999
                                                                       -----------  ------------
OPERATING ACTIVITIES
    Net Earnings                                                         $     46     $   130
    Adjustments to Reconcile Net Earnings
      to Net Cash Provided
        Depreciation                                                          245         238
        Deferred Income Taxes                                                  27          55
        Other Operating Activities                                             41           1
        Changes in Operating Assets and Liabilities
           Accounts and Notes Receivable                                      118        (244)
           Materials and Supplies                                             (55)        (19)
           Other Current Assets                                               (22)          4
           Accounts Payable                                                    (6)          9
           Other Current Liabilities                                          (57)        109
                                                                         ---------    ----------

           Net Cash Provided by Operating Activities                          337         283
                                                                         ---------    ----------

INVESTING ACTIVITIES
    Property Additions                                                       (384)       (480)
    Other Investing Activities                                                (27)        (20)
                                                                         ---------    ----------

           Net Cash Used by Investing Activities                             (411)       (500)
                                                                         ---------    ----------

FINANCING ACTIVITIES
    Long-Term Debt Issued                                                     184         195
    Long-Term Debt Repaid                                                     (71)        (58)
    Cash Dividends Paid                                                      (110)        (96)
    Other Financing Activities                                                 35          (1)
                                                                         ---------    ----------

           Net Cash Provided by Financing Activities                           38          40
                                                                         ---------    ----------

    Net Decrease in Cash and Cash Equivalents                                 (36)        177

CASH AND CASH EQUIVALENTS
    Cash and Cash Equivalents at Beginning of Period                           36         177
                                                                         ---------    ----------

    Cash and Cash Equivalents at End of Period                           $      -     $     -
                                                                         =========    ==========

See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  Consolidated Statement of Financial Position
                              (Millions of Dollars)

                                                          (Unaudited)
                                                           June 30,      December 31,
                                                             2000            1999
                                                          ------------    -----------
ASSETS
    Current Assets
        Cash and Cash Equivalents (principally investment
               in CSX Cash Management Plan - see Note 6)   $        -     $       36
        Accounts and Notes Receivable                             264            382
        Materials and Supplies                                    248            193
        Deferred Income Taxes                                     119            124
        Other Current Assets                                       89             66
                                                           -----------    -----------

           Total Current Assets                                   720            801

      Properties                                               16,252         16,067
      Accumulated Depreciation                                 (4,677)        (4,631)
                                                           -----------    -----------

              Properties-Net                                   11,575         11,436

    Affiliates and Other Companies                                253            194
    Other Long-Term Assets                                        592            549
                                                           -----------    -----------

           Total Assets                                    $   13,140     $   12,980
                                                           ===========    ===========

LIABILITIES
    Current Liabilities
        Accounts Payable                                   $      836     $    1,046
        Labor and Fringe Benefits Payable                         326            309
        Current Portion of Casualty, Environmental and
              Other Reserves                                      181            181
        Current Maturities of Long-Term Debt                      107             95
        Due to Parent Company                                     229             24
        Due to Affiliate                                          125             90
        Other Current Liabilities                                 267            341
                                                           -----------    -----------

           Total Current Liabilities                            2,071          2,086

    Casualty, Environmental and Other Reserves                    595            576
    Long-Term Debt                                              1,187          1,087
    Deferred Income Taxes                                       3,009          2,987
    Other Long-Term Liabilities                                   685            619
                                                           -----------    -----------

           Total Liabilities                                    7,547          7,355
                                                           -----------    -----------

SHAREHOLDER'S EQUITY
    Common Stock, $20 Par Value:
        Authorized 10,000,000 Shares;
        Issued and Outstanding 9,061,038 Shares                   181            181
    Other Capital                                               1,392          1,360
    Retained Earnings                                           4,020          4,084
                                                           -----------    -----------

           Total Shareholder's Equity                           5,593          5,625
                                                           -----------    -----------

           Total Liabilities and Shareholder's Equity      $   13,140     $   12,980
                                                           ===========    ===========

See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                       (All Tables in Millions of Dollars)

NOTE 1.  BASIS OF PRESENTATION

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial
position  of  CSX   Transportation,   Inc.  (CSXT  or  the  "company")  and  its
majority-owned subsidiaries as of June 30, 2000 and December 31, 1999, the results of their operations and their cash flows for the quarters and six months ended June 30, 2000 and July 2, 1999, such adjustments being of a normal recurring nature. CSXT is a wholly-owned subsidiary of CSX Corporation (CSX).

        While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in CSXT's latest Form 10-K. Certain prior-year data have been reclassified to conform to the 2000 presentation.

        CSXT follows a 52/53 week fiscal reporting calendar. Fiscal year 2000 will consist of 52 weeks ending on December 29, 2000. Fiscal year 1999 consisted of 53 weeks ended December 31, 1999. The financial statements presented are for the 13-week quarters ended June 30, 2000 and July 2, 1999, the 26-week period ended June 30, 2000, the 27-week period ended July 2, 1999, and as of December 31, 1999.

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

NOTE 2.  INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

CSXT's Accounting for its Integrated Rail Operations With Conrail
-----------------------------------------------------------------

        Upon integration, substantially all of Conrail's customer freight contracts were assumed by CSXT and Norfolk Southern Railway. As a result, for periods after June 1, 1999, CSXT's operating revenue includes revenue from traffic previously moving on Conrail. Operating expenses reflect corresponding increases for costs incurred to handle the new traffic and operate the former Conrail lines. For periods after June 1, 1999, operating expenses also include an expense category, "Conrail Operating Fee, Rent and Services," which reflects payments to Conrail for the use of right-of-way and equipment, as well as charges for transportation, switching and terminal services in the shared areas Conrail operates for the joint benefit of CSXT and Norfolk Southern Railway.

Transactions With Conrail
-------------------------

        The agreement under which CSXT operates its allocated portion of the Conrail route system has an initial term of 25 years and may be renewed at CSXT's option for two additional five-year terms. Operating fees paid to Conrail under the agreement are subject to adjustment every six years based on the fair value of the underlying system. Lease agreements for the Conrail equipment operated by CSXT cover varying terms. CSXT is responsible for all costs of operating, maintaining, and improving the routes and equipment under these agreements.

        At June 30, 2000 and December 31, 1999, CSXT had $9 million and $53 million, respectively, in amounts receivable from Conrail, principally for reimbursement of certain capital improvement costs. CSXT also had amounts payable to Conrail of approximately $90 million and $105 million at June 30, 2000 and December 31, 1999, respectively, representing expenses incurred under the operating, equipment, and shared area agreements.

NOTE 3.  ACCOUNTS RECEIVABLE

        CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all rail freight accounts receivable to CSX Trade Receivables Corporation, a wholly-owned subsidiary of CSX. Accounts receivable sold under this agreement totaled $987 million at June 30, 2000 and $951 million at December 31, 1999. In addition, CSXT has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in all miscellaneous accounts receivable. Accounts receivable sold under this agreement totaled $47 million at June 30, 2000 and December 31, 1999. The sales of receivables have been reflected as reductions of "Accounts and Notes Receivable" in the Consolidated Statement of Financial Position. The net losses associated with sales of receivables were $20 million for the quarter and $39 million for the six months ended June 30, 2000, and $14 million for the quarter and $27 million for the six months ended July 2, 1999.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 4.  OTHER INCOME (EXPENSE)

                                                Quarters Ended         Six Months Ended
                                              --------------------    --------------------
                                             June 30,    July 2,     June 30,     July 2
                                               2000        1999        2000        1999
                                              --------    --------    --------    --------

Interest Income - CSX Cash Management Plan    $     -      $     1     $     -      $     2
Interest Income - Other                            (2)           -          (3)           4
Income from Real Estate Operations(1)              22           12          33           14
Net Losses from Accounts Receivable Sold          (20)         (14)        (39)         (27)
Conrail Transition Expenses                         -          (28)          -          (67)
Miscellaneous                                       1            1          (2)          (9)
                                              ---------    ---------   ---------    ---------

    Total                                     $     1      $   (28)    $   (11)     $   (83)
                                              =========    =========   =========    =========

(1) Gross revenue from real estate operations was $31 million for the quarter and $50 million for the six months ended June 30, 2000, and $19 million and $28 million for the quarter and six months ended July 2, 1999.

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

Environmental Contingencies
---------------------------

        CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at approximately 110 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

        CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at 240 sites, including sites addressed under the Federal Superfund statute or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

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

        Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at June 30, 2000 and December 31, 1999, were $45 million and $53 million, respectively. These recorded liabilities, which are undiscounted, include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the June 30, 2000 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

NOTE 6.  RELATED PARTIES

        Cash and cash equivalents at December 31, 1999 includes $55 million, representing amounts due from CSX for CSXT's participation in the CSX cash management plan. At June 30, 2000, CSXT had a deficit balance in the plan of $202 million which is included in Due to Parent Company

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 6.  RELATED PARTIES, Continued

in the statement of financial position. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to return all amounts invested and the subsidiaries are committed to repay all borrowings on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio. For the quarter and six months ended June 30, 2000, CSXT was in a net borrowing position in the cash management plan. The interest rate charged for borrowings at June 30, 2000 was 6.89%, and interest expense incurred for the related quarter and six month periods was $2.0 million and $2.2 million, respectively. For the quarter and six months ended July 2, 1999, CSXT was in a net investing position in the cash management plan. The yield on funds invested at July 2, 1999 was 5.25%, and investment income earned for the related quarter and six month periods was $.6 million and $1.9 million, respectively.

        Related Party Service Fees expense consists of a management service fee charged by CSX, data processing related charges from CSX Technology, Inc. (CSX Technology); the reimbursement, under an operating agreement, from CSX Intermodal, Inc. (CSXI), for costs incurred by CSXT related to intermodal operations; charges from CTI Logistx (CTI) for transportation, warehousing and managed transportation services provided to CSXT; charges from Total Distribution Services, Inc. (TDSI), for services provided at automobile ramps; and charges from Bulk Intermodal Distribution Services, Inc. (BIDS) for services provided at bulk commodity facilities. The management service fee charged by CSX represents compensation for certain corporate services provided to CSXT. These services include, but are not limited to, development of corporate policy and long-range strategic plans, allocation of capital, placement of debt, maintenance of employee benefit plans, internal audit and tax administration. The fee is calculated as a percentage of CSX's investment in CSXT which is identical to the method used to determine the management fee charged to all other major subsidiaries of CSX. Management believes this to be a reasonable method. The data processing related charges are compensation to CSX Technology for the development, implementation and maintenance of computer systems, software and associated documentation for the day-to-day operations of CSXT. CSX Technology, CSXI, CTI, TDSI, and BIDS are wholly-owned subsidiaries of CSX.

        CSXT and CSX Insurance Company (CSX Insurance), a wholly-owned subsidiary of CSX, have entered into a loan agreement whereby CSXT may borrow up to $125 million from CSX Insurance. The loan is payable in full on demand. At June 30, 2000, $125 million was outstanding under the agreement. Interest on the loan is payable monthly at .45% over the LIBOR rate. The interest rates in effect at June 30, 2000 and July 2, 1999 were 7.10% and 5.43%, respectively. Interest expense on the loan totaled $2 million and $3 million for the quarter and six months ended June 30, 2000, respectively, and $1 million and $2 million for the quarter and six months ended July 2, 1999, respectively.

        During 1988,  CSXT  participated  with SL Service,  Inc.  (SL,  formerly
Sea-Land Service, Inc.), a wholly-owned subsidiary of CSX, in four sale-leaseback arrangements. Under these arrangements, SL sold equipment to a third party and CSXT leased the equipment and assigned the lease to SL. SL is obligated for all lease payments and other associated equipment expenses. If SL defaults on its obligations under the arrangements, CSXT would assume the asset lease rights and obligations of $68 million at June 30, 2000.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 6.  RELATED PARTIES, Continued

        During the first quarter of fiscal year 2000, CSX relieved its wholly-owned subsidiaries of the obligation to make payments to the parent company to satisfy certain elements of compensation paid to employees in the form of CSX stock. As a result, CSXT recorded a $32 million increase in other capital.

ITEM 2.   MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        CSXT follows a 52/53-week fiscal calendar. Fiscal year 2000 consists of 52 weeks, and fiscal year 1999 consisted of 53 weeks. The quarters ended June 30, 2000 and July 2, 1999 consisted of 13 weeks, the six month period ended June 30, 2000 consisted of 26 weeks, and the six month period ended July 2, 1999 consisted of 27 weeks.

        CSXT reported net earnings of $46 million for the six months ended June 30, 2000. In the prior year period, the company earned $130 million.

        The integration of Conrail operations affects the comparability of CSXT's 2000 operating results with the prior year. Fiscal year 2000 includes integrated Conrail operations for the entire six months, while the first half of 1999 included only one month of integrated Conrail operations, distorting comparisons.

        Operating income of $134 million for the first six months of 2000 was 59% below the first six months of 1999. Operating revenue of $3.1 billion for the first six months of 2000 was 16% higher than the 1999 period as a result of the Conrail integration and relatively strong demand across most commodity groups. Operating expense rose 27% to $2.9 billion for the six months ended June 30, 2000, primarily due to the integration, network congestion, significantly higher fuel costs, and wage inflation.

        The following table provides rail carload and revenue data by service group and commodity for the six months ended June 30, 2000 and July 2, 1999.

                                                Carloads                  Revenue
                                            Six Months Ended         Six Months Ended
                                              (Thousands)          (Millions of Dollars)
                                          ---------------------    ----------------------
                                          June 30,    July 2,      June 30,    July 2,
                                            2000        1999         2000        1999
                                         -----------  ---------   -----------  ---------

Merchandise
    Phosphates and Fertilizer                  254         276    $    167     $   168
    Metals                                     181         150         214         170
    Food and Consumer Products                  80          69         108          80
    Paper and Forest Products                  272         242         337         279
    Agricultural Products                      179         149         239         204
    Chemicals                                  303         250         502         424
    Minerals                                   218         210         199         191
    Government                                   6           6          15          16
                                         -----------  ---------   -----------  ---------
    Total Merchandise                        1,493       1,352        1,781      1,532

Automotive                                     316         251         465         331

Coal, Coke & Iron Ore
    Coal                                       805         773         754         697
    Coke                                        24          27          25          25
    Iron Ore                                    21          29          14          20
                                         -----------  ---------   -----------  ---------

    Total Coal, Coke & Iron Ore                850         829         793         742

      Other                                      -           -          24          26
                                         -----------  ---------   -----------  ---------

Total Rail                                  2,659        2,432    $  3,063     $ 2,631
                                         ===========  =========   ===========  =========

        Overall freight revenue was significantly higher than the first six months of 1999 due to the Conrail integration, although the increase in coal revenue was tempered by generally mild winter, spring, and early summer weather conditions in the East and continuing weakness in export coal shipments. Merchandise demand was generally strong, particularly in the chemicals, metals, food and consumer products, and paper and forest products commodity groups.
Automotive revenue was up significantly, benefiting from the Conrail integration, continued strength in U.S. vehicle production, and rate increases on some auto shipments.

         Since the integration of Conrail, CSXT has experienced operating difficulties and diminished service performance, particularly in high-volume corridors of its network and during periods of peak traffic demand. Key performance statistics that track average train velocity, the number of freight cars on the network, and dwell time for trains in terminals and classification yards did not show sustainable improvement through the end of the first quarter of 2000. While significant improvements were realized during the second quarter, CSXT experienced lost revenues during the first half of the year as customers diverted traffic to trucks or other carriers. Operating expenses include significant costs related to the congestion problems, including lease costs for higher numbers of locomotives and freight cars on the system and incremental labor costs for train crews and yard personnel. Significantly higher fuel prices and cost-of-living increases for union employees under previously-negotiated contracts also had a substantial effect on operating expenses for the first six months. As discussed in a later section of Management's Analysis, CSXT undertook various initiatives during the second quarter to relieve congestion, improve operations, and reduce operating expenses. With these initiatives in place, substantial progress was made by the end of the second quarter in restoring network fluidity across the system.

OUTLOOK

        CSXT's financial performance during the second half of fiscal 2000 will be largely dependent on its success in maintaining fluidity on the rail network, improving customer service, and eliminating substantial excess costs attributable to recent network congestion and service recovery initiatives. Demand remains strong across most commodity groups, and management is optimistic that the company will begin recapturing traffic that had moved to alternate modes of transportation as a result of the recent rail service problems in the Eastern United States. CSXT will concentrate on improving operating performance and service levels heading into the fall traffic peak. Significant attention is also being focused on reducing and eliminating excess costs and beginning to achieve a number of the planned merger synergies associated with the Conrail transaction. However, there can be no assurance that these objectives will be met, or met within a specified time frame. The company will also continue its initiative to review and increase prices on rail and intermodal shipments where appropriate and competitively feasible, particularly where traffic demand is creating capacity constraints on the system. Fuel expense is expected to remain at levels significantly higher than the prior year.

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

Accounting and Financial Reporting Effects

        CSXT and Norfolk Southern Railway assumed substantially all of Conrail's customer freight contracts at the June 1999 integration date. CSXT's operating revenue since that date includes revenue from traffic previously moving on Conrail. Operating expenses reflect corresponding increases for costs incurred to handle the new traffic and operate the former Conrail lines. Operating expenses after the integration also include an expense category, "Conrail Operating Fee, Rent and Services," which reflects payment to Conrail for the use of right-of-way and equipment, as well as charges for transportation, switching, and terminal services in the shared areas Conrail operates for the joint benefit of CSXT and Norfolk Southern Railway.

Operating and Financial Effects

        The integration of Conrail in June 1999 initially resulted in congestion and traffic delays on parts of the new CSXT network and on the shared areas operated by Conrail. Although substantial progress was made during the summer of 1999 in stabilizing post-integration operations and restoring service levels, these improvements have not been sustained across the CSXT system. Network disruptions created by Hurricane Floyd in September 1999, followed by heavy seasonal traffic build-up in the fourth quarter, adversely affected operating and service recovery efforts. As peak traffic levels subsided and the company implemented network simplification plans throughout the system, congestion problems eased and service levels improved in key areas. During the first quarter of 2000, overall operations on the northern portion of the CSXT system (generally the lines allocated to CSXT in the Conrail acquisition) improved; however, operations in the south deteriorated. From a systemwide perspective, key performance statistics that track average train velocity, the number of freight cars on the network, and dwell time for trains in terminals and classification yards did not show sustainable improvement during the first quarter.

Integrated Rail Operations with Conrail, Continued
--------------------------------------------------

Operating and Financial Effects, Continued

        In April 2000, a number of key management changes were announced at CSXT aimed at accelerating the pace of operational and service recovery. At that time, the company implemented a 90-day action plan targeting significant improvements in seventeen key operating and service measures. Most of these operating goals were met and substantial progress was made by the end of the second quarter in restoring network fluidity across the system. Financial results for the first six months of fiscal year 2000 reflect significant costs attributable to network congestion and the recovery initiatives.

        Entering the third quarter of 2000, efforts are being focused on ensuring that the rail system is well-prepared to handle peak traffic demand in the fall. To achieve this goal, a 60-day action plan was implemented at the beginning of the quarter that targets further improvements in most key service measures. Major initiatives are also being undertaken to identify and eliminate substantial excess costs associated with the poor network performance. The company is also continuing its review of pricing policies and implementing rate increases where competitively appropriate.

        Management believes that the trend of operational improvement across the rail network will be continued and the company will be prepared to handle the increased fall traffic. Financial results for the rail unit are expected to improve as the company reduces operating costs, regains business which had been diverted to other modes of transportation, and begins to realize many of the synergies envisioned with the Conrail acquisition. However, there can be no assurance that these objectives will be met, or met within a specified time frame.

Federal Railroad Administration Track Audit
-------------------------------------------

        In March 2000, the Federal Railroad Administration (FRA) released a draft report of the results of a two-week audit of track conditions on CSXT's rail system. The audit identified track defects on certain portions of the system, the nature of which led the FRA to question the effectiveness of the quality control procedures in CSX's track maintenance and inspection programs. CSXT responded to the findings immediately by making necessary track repairs and by restricting train speeds on certain portions of track until repairs could be completed.

        As a result of the audit, CSXT and the FRA entered into a Safety Compliance Agreement in April 2000 that includes measures to improve the railroad's track inspection and maintenance processes. Under the agreement, which is effective through May 1, 2001, CSXT will increase the frequency of automated track inspections, enhance management oversight of track inspection and large scale maintenance operations, and implement a new track inspection procedures manual developed in a joint effort with the FRA and Brotherhood of Maintenance of Way Employees. CSXT estimates that it will incur approximately $20 million to $30 million in additional costs during fiscal year 2000 to address the issues raised in the audit and the commitments made in the Safety Compliance Agreement, a portion of which will represent operating expenses for fiscal 2000 and a portion of which will consist of capital expenditures to be depreciated over the useful life of the related track improvements.

Surface Transportation Board Moratorium on Rail Merger Applications
-------------------------------------------------------------------

           In March 2000, the Surface Transportation Board (STB) issued a decision establishing a moratorium on rail merger applications for a 15-month time period. The moratorium is intended to address the potential downstream effects that a rail merger might have on the railroad industry at the present time given the lingering difficulties and service issues attributable to recent rail mergers, and to allow the STB time to consider changes in the rules by which future rail mergers will be evaluated. The STB moratorium precluded the anticipated filing of an application by the Burlington Northern Santa Fe (BNSF) and Canadian National (CN) railroads to combine their respective systems. BNSF and CN challenged the STB decision in federal appeals court. The court issued a ruling in July 2000 that upheld the STB moratorium. The moratorium expires in June 2001.

Federal Court Decision Affecting Coal Mining Operations
-------------------------------------------------------

           In October 1999, a federal district court judge ruled that certain mountaintop coal mining practices in West Virginia were in violation of the federal Clean Water Act and the federal Surface Mining and Control Reclamation Act. The decision, which is currently under appeal, could adversely affect CSX's coal traffic and revenues if upheld.

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

        A trial for the claims of 20 additional plaintiffs for compensatory damages began on May 24, 1999. In early July 1999, the jury in that trial rendered verdicts totaling approximately $330 thousand in favor of eighteen of those twenty plaintiffs. Two plaintiffs received nothing; that is, the jury found that they had not proved any damages. Management believes that this result, while still excessive, supports CSXT's contention that the punitive damages award was unwarranted.

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

                                               CSX TRANSPORTATION, INC.
                                               (Registrant)


                                           By: /s/JAMES L. ROSS
                                               -----------------
                                               James L. Ross
                                               (Principal Accounting Officer)
Dated:  August 7, 2000