Form 10-Q
period 2000-09-29
CSX TRANSPORTATION INC
filed 2000-11-03
CIK 88128

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended September 29, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 29, 2000: 9,061,038 shares.

REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                            CSX TRANSPORTATION, INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2000
                                      INDEX




                                                                  Page Number

PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.    Consolidated Statement of Earnings-
        Quarters and Nine Months Ended September 29, 2000 and
        October 1, 1999                                                3

2.    Consolidated Statement of Cash Flows-
        Nine Months Ended September 29, 2000 and October 1, 1999       4

3.    Consolidated Statement of Financial Position-
        At September 29, 2000 and December 31, 1999                    5

Notes to Consolidated Financial Statements                             6


Item 2:

Management's Analysis and Results of Operations                       13


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                             20

Signature                                                             20

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                              (Millions of Dollars)



                                                               (Unaudited)
                                               Quarters Ended             Nine Months Ended
                                           -----------------------    --------------------------
                                           Sept. 29,    Oct. 1,       Sept. 29,       Oct. 1,
                                              2000        1999           2000          1999
                                           ----------- -----------    -----------   ------------
OPERATING REVENUE
    Merchandise                             $     870    $     844     $    2,651     $   2,376
    Automotive                                    196          203            661           534
    Coal, Coke & Iron Ore                         416          421          1,209         1,163
    Other                                          18           17             42            43
                                            -----------  ----------    -----------    ----------
        Total                                   1,500        1,485          4,563         4,116
                                            -----------  ----------    -----------    ----------

OPERATING EXPENSE
    Labor and Fringe Benefits                     606          591          1,856         1,621
    Materials, Supplies and Other                 274          291            845           760
    Conrail Operating Fee, Rent and Services       90          101            290           141
    Related Party Service Fees                     56           48            172           240
    Equipment Rent                                124          134            400           348
    Depreciation                                  122          115            367           353
    Fuel                                          138           86            409           204
                                            -----------  ----------    -----------    ----------
        Total                                   1,410        1,366          4,339         3,667
                                            -----------  ----------    -----------    ----------

OPERATING INCOME                                   90          119            224           449

Other Income (Expense)                            (20)           6            (31)          (77)

Interest Expense                                   29           18             76            56
                                            -----------  ----------    -----------    ----------

EARNINGS BEFORE INCOME TAXES                       41          107            117           316

Income Tax Expense                                 14           51             44           130
                                            -----------  ----------    -----------    ----------

NET EARNINGS                                $      27    $      56     $       73     $     186
                                            ===========  ==========    ===========    ==========


See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                              (Millions of Dollars)



                                                                             (Unaudited)
                                                                          Nine Months Ended
                                                                       -------------------------
                                                                       Sept. 29,      Oct. 1,
                                                                          2000         1999
                                                                       -----------  ------------
OPERATING ACTIVITIES
    Net Earnings                                                         $     73    $    186
    Adjustments to Reconcile Net Earnings
      to Net Cash Provided
        Depreciation                                                          367         353
        Deferred Income Taxes                                                  42         112
        Productivity/Restructuring Charge Payments                             (9)        (10)
        Other Operating Activities                                             33          37
        Changes in Operating Assets and Liabilities
           Accounts and Notes Receivable                                       58        (123)
           Materials and Supplies                                             (55)        (17)
           Other Current Assets                                               (38)         59
           Accounts Payable                                                  (151)         31
           Other Current Liabilities                                          281          32
                                                                         ---------    ----------
           Net Cash Provided by Operating Activities                          601         660
                                                                         ---------    ----------
INVESTING ACTIVITIES
    Property Additions                                                       (577)       (727)
    Other Investing Activities                                                (28)        (53)
                                                                         ---------    ----------
           Net Cash Used by Investing Activities                             (605)       (780)
                                                                         ---------    ----------

FINANCING ACTIVITIES
    Long-Term Debt Issued                                                     184         193
    Long-Term Debt Repaid                                                     (87)        (83)
    Cash Dividends Paid                                                      (165)       (158)
    Other Financing Activities                                                 36           -
                                                                         ---------    ----------
           Net Cash Used by Financing Activities                              (32)        (48)
                                                                         ---------    ----------
    Net Decrease in Cash and Cash Equivalents                                 (36)       (168)

CASH AND CASH EQUIVALENTS
    Cash and Cash Equivalents at Beginning of Period                           36         177
                                                                         ---------    ----------
    Cash and Cash Equivalents at End of Period                          $      -      $     9
                                                                         =========    ==========

See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  Consolidated Statement of Financial Position
                              (Millions of Dollars)



                                                          (Unaudited)
                                                            Oct. 1,        Dec. 31,
                                                             2000            1999
                                                          ------------    -----------
ASSETS
    Current Assets
        Cash and Cash Equivalents (principally investment
        In CSX Cash Management Plan - see Note 6)          $        -     $       36
        Accounts and Notes Receivable                             324            382
        Materials and Supplies                                    248            193
        Deferred Income Taxes                                     122            124
        Other Current Assets                                      104             66
                                                           -----------    -----------
           Total Current Assets                                   798            801
    Properties                                                 16,533         16,067
    Accumulated Depreciation                                   (4,752)        (4,631)
                                                           -----------    -----------
              Properties-Net                                   11,781         11,436

    Affiliates and Other Companies                                258            194
    Other Long-Term Assets                                        609            549
                                                           -----------    -----------
           Total Assets                                    $   13,446     $   12,980
                                                           ===========    ===========

LIABILITIES
    Current Liabilities
        Accounts Payable                                   $      895     $    1,046
        Labor and Fringe Benefits Payable                         356            309
        Current Portion of Casualty, Environmental and
          Other Reserves                                          183            181
        Current Maturities of Long-Term Debt                      106             95
        Due to Parent Company                                     319             24
        Due to Affiliate                                          125             90
        Other Current Liabilities                                 332            341
                                                           -----------    -----------
           Total Current Liabilities                            2,316          2,086

    Casualty, Environmental and Other Reserves                    603            576
    Long-Term Debt                                              1,173          1,087
    Deferred Income Taxes                                       3,027          2,987
    Other Long-Term Liabilities                                   762            619
                                                           -----------    -----------
           Total Liabilities                                    5,565          7,355
                                                           -----------    -----------
SHAREHOLDER'S EQUITY
    Common Stock, $20 Par Value:
        Authorized 10,000,000 Shares;
        Issued and Outstanding 9,061,038 Shares                   181            181
    Other Capital                                               1,392          1,360
    Retained Earnings                                           3,992          4,084
                                                           -----------    -----------
           Total Shareholder's Equity                           5,565          5,625
                                                           -----------    -----------
           Total Liabilities and Shareholder's Equity      $   13,446     $   12,980
                                                           ===========    ===========

See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                       (All Tables in Millions of Dollars)

NOTE 1.  BASIS OF PRESENTATION

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Transportation, Inc. (CSXT or the "company") and its majority-owned subsidiaries as of September 29, 2000 and December 31, 1999, the results of their operations for the quarters and nine months ended September 29, 2000 and October 1, 1999, and their cash flows for the nine months ended September 29, 2000 and October, 1, 1999, such adjustments being of a normal recurring nature. CSXT is a wholly-owned subsidiary of CSX Corporation (CSX).

        While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in CSXT's latest Form 10-K. Certain prior-year data have been reclassified to conform to the 2000 presentation.

        CSXT follows a 52/53 week fiscal reporting calendar. Fiscal year 2000 will consist of 52 weeks ending on December 29, 2000. Fiscal year 1999 consisted of 53 weeks ended December 31, 1999. The financial statements presented are for the 13-week quarters ended September 29, 2000 and October 1, 1999, the 39-week period ended September 29, 2000, the 40-week period ended October 1, 1999, and as of December 31, 1999.

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

        At September 29, 2000 and December 31, 1999, CSXT had $14 million and $53 million, respectively, in amounts receivable from Conrail, principally for reimbursement of certain capital improvement costs. CSXT also had amounts payable to Conrail of approximately $87 million and $105 million at September 29, 2000 and December 31, 1999, respectively, representing expenses incurred under the operating, equipment, and shared area agreements.

NOTE 3.  ACCOUNTS RECEIVABLE

        CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all rail freight accounts receivable to CSX Trade Receivables Corporation, a wholly-owned subsidiary of CSX. Accounts receivable sold under this agreement totaled $912 million at September 29, 2000 and $951 million at December 31, 1999. In addition, CSXT has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in all miscellaneous accounts receivable. Accounts receivable sold under this agreement totaled $47 million at September 29, 2000 and December 31, 1999. The sales of receivables have been reflected as reductions of "Accounts and Notes Receivable" in the Consolidated Statement of Financial Position. The net losses associated with sales of receivables were $19 million for the quarter and $58 million for the nine months ended September 29, 2000, and $17 million for the quarter and $44 million for the nine months ended October 1, 1999.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 4.  OTHER INCOME (EXPENSE)


                                                Quarters Ended         Nine Months Ended
                                              --------------------    --------------------
                                              Sept. 29,    Oct. 1,     Sept. 29,   Oct. 1
                                               2000         1999        2000        1999
                                              --------    --------    --------    --------

Interest Income (Expense)                     $   (5)     $     -     $    (7)    $     6
Income from Real Estate Operations(1)              5           22          38          36
Net Losses from Accounts Receivable Sold         (19)         (17)        (58)        (44)
Conrail Transition Expenses                        -            -           -         (67)
Miscellaneous                                     (1)           1          (4)         (8)
                                              ---------    ---------   ---------  ---------

    Total                                     $  (20)     $     6     $   (31)    $   (77)
                                              =========    =========   =========  =========

(1) Gross revenue from real estate operations was $13 million and $63 million for the quarter and nine months ended September 29, 2000, respectively and $29 million and $57 million for the quarter and nine months ended October 1, 1999, respectively.

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

        In 1999, six of the nine defendants in the case reached a tentative settlement with the plaintiffs group. The basis of that settlement is an agreement that all claims for compensatory and punitive damages against the six defendants would be compromised for the sum of $215 million. That settlement was approved by the trial court earlier this year.

        The City of New Orleans recently was granted permission by the trial court to assert an amended claim against CSXT, including a newly asserted claim for punitive damages. The City's case was originally filed in 1988, and while based on the 1987 tank car fire, is not considered to be part of the class action.

        CSXT continues to pursue an aggressive legal strategy. Management believes that an adverse outcome, if any, is not likely to be material to CSXT's overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.

Environmental Contingencies
---------------------------

        CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at approximately 115 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 5.  COMMITMENTS AND CONTINGENCIES, Continued

Environmental Contingencies, Continued
--------------------------------------

        CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at 230 sites, including sites addressed under the Federal Superfund statute or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

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

        Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at September 29, 2000 and December 31, 1999, were $43 million and $53 million, respectively. These recorded liabilities, which are undiscounted, include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the September 29, 2000 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

Other Legal Proceedings
-----------------------

        A number of legal actions are pending against CSXT in which claims are made in substantial amounts. While the ultimate results of environmental investigations, lawsuits and claims against the company cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the company's consolidated financial position, results of operations or cash flows. CSXT is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarter received.
                                     - 10 -

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 6.  RELATED PARTIES

        Cash and cash equivalents at December 31, 1999 includes $55 million, representing amounts due from CSX for CSXT's participation in the CSX cash management plan. At September 29, 2000, CSXT had a deficit balance in the plan of $293 million which is included in Due to Parent Company in the statement of financial position. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to return all amounts invested and the subsidiaries are committed to repay all borrowings on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio. For the quarter and nine months ended September 29, 2000, CSXT was in a net borrowing position in the cash management plan. The interest rate charged for borrowings at September 29, 2000 was 6.83%, and interest expense incurred for the related quarter and nine month periods was $4.5 million and $6.7 million, respectively. For the quarter ended October 1, 1999, CSXT was in a net borrowing position in the cash management plan. The interest rate charged for borrowing at October 1, 1999 was 5.57%, and interest expense was $0.7 million. For the nine months ended October 1, 1999, CSXT was in a net investing position in the cash management plan. The yield on funds invested at October 1, 1999 was 5.57%, and interest earned for the nine month periods was $1.2 million.

        Related Party Service Fees expense consists of a management service fee charged by CSX, data processing related charges from CSX Technology, Inc. (CSX Technology); the reimbursement, under an operating agreement, from CSX Intermodal, Inc. (CSXI), for costs incurred by CSXT related to intermodal operations; charges from CTI Logistx (CTI) for transportation, warehousing and managed transportation services provided to CSXT; charges from Total Distribution Services, Inc. (TDSI), for services provided at automobile ramps; and charges from Bulk Intermodal Distribution Services, Inc. (BIDS) for services provided at bulk commodity facilities. The management service fee charged by CSX represents compensation for certain corporate services provided to CSXT. These services include, but are not limited to, development of corporate policy and long-range strategic plans, allocation of capital, placement of debt, maintenance of employee benefit plans, internal audit and tax administration. The fee is calculated as a percentage of CSX's investment in CSXT which is identical to the method used to determine the management fee charged to all other major subsidiaries of CSX. Management believes this to be a reasonable method. The data processing related charges are compensation to CSX Technology for the development, implementation and maintenance of computer systems, software and associated documentation for the day-to-day operations of CSXT. CSX Technology, CSXI, TDSI, and BIDS are wholly-owned subsidiaries of CSX. CTI was a wholly-owned subsidiary of CSX until it was sold on September 22, 2000.

        CSXT and CSX Insurance Company (CSX Insurance), a wholly-owned subsidiary of CSX, have entered into a loan agreement whereby CSXT may borrow up to $125 million from CSX Insurance. The loan is payable in full on demand. At September 29, 2000, $125 million was outstanding under the agreement. Interest on the loan is payable monthly at .45% over the LIBOR rate. The interest rates in effect at September 29, 2000 and October 1, 1999 were 7.08% and 5.65%, respectively. Interest expense on the loan totaled $2 million and $5 million for the quarter and nine months ended September 29, 2000, respectively, and $1 million and $3 million for the quarter and nine months ended October 1, 1999, respectively.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 6.  RELATED PARTIES, Continued

        During 1988,  CSXT  participated  with SL Service,  Inc.  (SL,  formerly
Sea-Land Service, Inc.), a wholly-owned subsidiary of CSX, in four sale-leaseback arrangements. Under these arrangements, SL sold equipment to a third party and CSXT leased the equipment and assigned the lease to SL. SL is obligated for all lease payments and other associated equipment expenses. If SL defaults on its obligations under the arrangements, CSXT would assume the asset lease rights and obligations of $66.1 million at September 29, 2000.

        During the first quarter of fiscal year 2000, CSX relieved its wholly-owned subsidiaries of the obligation to make payments to the parent company to satisfy certain elements of compensation paid to employees in the form of CSX stock. As a result, CSXT recorded a $32 million increase in other capital.

ITEM 2.   MANAGEMENT'S ANALYSIS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        CSXT follows a 52/53-week fiscal calendar. Fiscal year 2000 consists of 52 weeks, and fiscal year 1999 consisted of 53 weeks. The quarters ended September 29, 2000 and October 1, 1999 consisted of 13 weeks, the nine month period ended September 29, 2000 consisted of 39 weeks, and the nine month period ended October 1, 1999 consisted of 40 weeks.

        CSXT reported net earnings of $73 million for the nine months ended September 29, 2000. In the prior year period, the company earned $186 million.

        The integration of Conrail operations affects the comparability of CSXT's 2000 operating results with the prior year. Fiscal year 2000 includes integrated Conrail operations for the entire nine months, while the first nine months of 1999 included only four months of integrated Conrail operations, distorting comparisons.

        Operating income of $224 million for the first nine months of 2000 was 50% below the first nine months of 1999. Operating revenue of $4.6 billion for the first nine months of 2000 was 11% higher than the 1999 period as a result of the Conrail integration and relatively strong demand across most commodity groups. Operating expense rose 18% to $4.3 billion for the nine months ended September 29, 2000, primarily due to the integration, network congestion, significantly higher fuel costs, and wage inflation.

        The following table provides rail carload and revenue data by service group and commodity for the nine months ended September 29, 2000 and October 1, 1999.


                                                Carloads                  Revenue
                                            Nine Months Ended        Nine Months Ended
                                              (Thousands)          (Millions of Dollars)
                                         ---------------------    ----------------------
                                         Sept. 29,    Oct. 1,     Sept. 29,    Oct. 1,
                                            2000        1999         2000        1999
                                         -----------  ---------   -----------  ---------
Merchandise
    Phosphates and Fertilizer                  369         403    $    242     $   239
    Metals                                     266         235         316         270
    Food and Consumer Products                 120         108         165         130
    Paper and Forest Products                  400         374         497         439
    Agricultural Products                      265         233         355         316
    Chemicals                                  453         397         751         669
    Minerals                                   334         317         303         290
    Government                                   8           9          22          23
                                         -----------  ---------   -----------  ---------
    Total Merchandise                        2,215       2,076       2,651       2,376

Automotive                                     448         396         661         534

Coal, Coke & Iron Ore
    Coal                                     1,238       1,201       1,151       1,093
    Coke                                        36          42          36          39
    Iron Ore                                    35          48          22          31
                                         -----------  ---------   -----------  ---------
    Total Coal, Coke & Iron Ore              1,309       1,291       1,209       1,163

    Other                                        -           -          42          43
                                         -----------  ---------   -----------  ---------
Total Rail                                   3,972       3,763    $  4,563     $ 4,116
                                         ===========  =========   ===========  =========

        As mentioned above, overall freight revenue was significantly higher for the first nine months than in 1999 as the Conrail integration impacted all nine months of 2000 compared to four months of 1999. The increase in coal revenue was tempered by generally mild weather conditions in the East and continuing weakness in export coal shipments. Merchandise demand was generally strong, particularly in the chemicals, metals, food and consumer products, and paper and forest products commodity groups. Automotive revenue was up significantly, benefiting from the Conrail integration and rate increases on some auto shipments.

        Following the integration of Conrail in 1999, the railroad experienced operating difficulties and diminished service performance, particularly in high-volume corridors of its network and during periods of peak traffic demand. Key performance statistics that track average train velocity, the number of freight cars on the network, and dwell time for trains in terminals or classification yards did not show sustainable improvement through the end of the first quarter of 2000. At the beginning of the second quarter, the company announced key management changes and operational initiatives aimed at accelerating the pace of operational and service recovery. Additional action plans were implemented in the third quarter to prepare the network for seasonally higher traffic demand typically experienced in the fall. The railroad has seen steady and significant improvement in most operating measures since these initiatives were implemented. With the improved fluidity across the network, the company began to realize operating expense savings in some categories, although continuing high fuel prices and resourcing to accommodate the higher fall traffic have limited improvements to operating income through the third quarter.

OUTLOOK

        CSXT's financial performance during the fourth quarter of fiscal 2000 will be dependent on its success in achieving cost reductions and maintaining fluidity on its rail network while dealing with a potentially slowing economy. Demand remains level with prior year across most commodity groups and management continues to be confident that the company will recapture traffic that has moved to other modes of transportation as the company continues on the improvement seen in customer service in the third quarter of 2000. With recent heavy capital spending to prepare for the Conrail integration and modest economic growth expected over the next several quarters, CSXT expects to constrain capital spending in the next fiscal period. Significant attention is being given to resource management which will enable the company to reduce excess costs and achieve planned synergies associated with the Conrail transaction. However, there can be no assurance that these objectives will be met, or met within a specific time frame. The company will continue its initiative to review and increase prices on rail and intermodal shipments where appropriate and competitively feasible, and has initiated a fuel surcharge program that will impact the fourth quarter as fuel expense is expected to remain at levels significantly higher than the prior year.

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

Operating and Financial Effects

        The integration of Conrail in June 1999 initially resulted in congestion and traffic delays on parts of the new CSXT network and on the shared areas operated by Conrail. Although the company made subsequent progress in stabilizing post-integration operations and restoring service levels, peak traffic volume in the fall of 1999 and network disruptions from Hurricane Floyd adversely affected operating and service recovery efforts. During the first quarter of 2000, overall operations on the northern portion of the CSXT system (generally the lines allocated to CSXT in the Conrail acquisition) improved; however, operations in the south deteriorated.

        At the beginning of the second quarter, the company announced key management changes and operational initiatives aimed at accelerating the pace of operational and service recovery. Additional action plans were implemented in the third quarter to prepare the network for the higher seasonal traffic levels. The railroad has seen steady and significant improvement in most operating measures since these initiatives were implemented. Through the end of the third quarter, the improved operations have resulted in some cost

Integrated Rail Operations with Conrail, Continued
--------------------------------------------------

Operating and Financial Effects, Continued

savings; however, high fuel prices, heavier resources on the network to accommodate the fall traffic levels, and some softening of traffic demand have mitigated the benefit to operating income. Entering the fourth quarter, CSXT's rail network is fluid, and major emphasis is being placed on the reduction of operating expenses through productivity improvement teams. The company is also continuing its review of pricing policies and implementing rate increases where competitively appropriate. A fuel-price surcharge was implemented in October 2000 to facilitate recovery of a portion of the railroad's higher fuel costs.

        Management believes that the recent operational improvements will be sustained and fluid conditions will be maintained across the rail system.
Financial results for the rail unit are expected to improve as the company reduces operating costs, regains business which had been diverted to other modes of transportation, and begins to realize many of the synergies envisioned with the Conrail acquisition. However, there can be no assurance that these objectives will be met, or met within a specified timeframe.

Federal Railroad Administration Track Audit
-------------------------------------------

        In March 2000, the Federal Railroad Administration (FRA) released a draft report of the results of a two-week audit of track conditions on CSXT's rail system. The audit identified track defects on certain portions of the system, the nature of which led the FRA to question the effectiveness of the quality control procedures in CSXT's track maintenance and inspection programs. CSXT responded to the findings immediately by making necessary track repairs and by restricting train speeds on certain portions of track until repairs could be completed.

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

Surface Transportation Board Moratorium on Rail Merger Applications
-------------------------------------------------------------------

        In March 2000, the Surface Transportation Board (STB) issued a decision establishing a moratorium on rail merger applications for a 15-month time period. The STB's deliberations on this matter were prompted by significant public concerns expressed following the December 1999 announcement by the Burlington Northern Santa Fe (BNSF) and Canadian National (CN) railroads of plans to merge and combine their respective rail systems. The moratorium was instituted to allow the STB time to address the potential downstream effects that a rail merger might have on the railroad industry at the present time, and to consider changes in the rules by which future rail mergers will be evaluated. In October 2000, the STB issued proposed new rules for rail mergers that would require companies to demonstrate how future mergers would enhance competition and make companies more accountable for claimed merger benefits and service. After considering public comments on the proposed new rules, the STB anticipates issuing final rules in June 2001.

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

        The new trial motion was denied by the trial court in August 1999. On November 5, 1999, the trial court issued an opinion that granted CSXT's motion for judgment notwithstanding the verdict and effectively reduced the amount of the punitive damages verdict from $2.5 billion to $850 million. CSXT believes that this amount (or any amount of punitive damages) is unwarranted and intends to pursue its full appellate remedies with respect to the 1997 trial as well as the trial judge's decision on the motion for judgment notwithstanding the verdict. The compensatory damages awarded by the jury in the 1997 trial were also substantially reduced by the trial judge. A judgment reflecting the $850 million punitive award has been entered against CSXT. CSXT has obtained and
                                     - 17 -

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

        In 1999, six of the nine defendants in the case reached a tentative settlement with the plaintiffs group. The basis of that settlement is an agreement that all claims for compensatory and punitive damages against the six defendants would be compromised for the sum of $215 million. That settlement was approved by the trial court earlier this year.

        The City of New Orleans recently was granted permission by the trial court to assert an amended claim against CSXT, including a newly asserted claim for punitive damages. The City's case was originally filed in 1988, and while based on the 1987 tank car fire, is not considered to be part of the class action.

        CSXT continues to pursue an aggressive legal strategy. Management believes that an adverse outcome, if any, is not likely to be material to CSXT's overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.

Workforce Reduction
-------------------

        In October 2000, the company communicated to employees plans to review functions and staffing levels throughout the non-union workforce. The objective of the review is to identify unnecessary or redundant work, or otherwise revise or restructure work in a manner that will allow a meaningful reduction in the workforce. The process will result in involuntary terminations of employees over the next twelve to fourteen months. While the company has established separation benefits to be paid to employees affected by this review, the number of employees to be terminated has not yet been determined. Formal decisions on terminations will be made on a departmental basis. The company anticipates incurring expense for termination benefits. Substantially all termination benefits will be paid from CSX's defined benefit pension plan in the form of a lump-sum payment or an enhancement to employees' normal retirement benefits.

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

                                  CSX TRANSPORTATION, INC.
                                  (Registrant)


                              By: /s/JAMES L. ROSS
                                  ----------------
                                  James L. Ross
                                 (Principal Accounting Officer)
Dated:  November 1, 2000