Form 10-K405
period 2000-12-29
CSX TRANSPORTATION INC
filed 2001-03-20
CIK 88128

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 29, 2000

                                       OR

(  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from ______________ to ________________

                          Commission file number 1-3359
                                                 ------
                            CSX TRANSPORTATION, INC.
             (Exact name of registrant as specified in its charter)

               Virginia                                      54-6000720
               --------                                      ----------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

     500 Water Street, Jacksonville, FL.                        32202
     -----------------------------------                        -----
  (Address of principal executive offices                    (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value of the voting stock at February 25, 2001, was $-0-, excluding the voting stock held by the parent of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant has 9,061,038 shares of common stock, par value $20.00, outstanding at February 25, 2001.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                          2000 FORM 10-K ANNUAL REPORT
                                Table of Contents


Item No.                                                                    Page
--------                                                                    ----
                                     PART I

  1  Business                                                                4-5
  2. Properties                                                              4-5
  3. Legal Proceedings                                                       5-7
  4. Submission of Matters to a Vote of Security Holders                       7

                                    PART II

  5. Market for Registrant's Common Stock and Related Stockholder
     Matters                                                                   7
  6. Selected Financial Data                                                   7
  7. Management's Discussion and Analysis                                      7
7.A. Quantitative and Qualitative Disclosures About Market Risk                8
  8. Financial Statements and Supplementary Data                               8
  9. Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure                                                      8

                                    PART III

 10. Directors, Executive Officers, Promoters and Control Persons of
     the Registrant                                                            8
 11. Executive Compensation                                                    8
 12. Security Ownership of Certain Beneficial Owners and Management            8
 13. Certain Relationships and Related Transactions                            8

                                    PART IV

 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K        8-10



     Signatures                                                               11

     Index to Consolidated Financial Statements                               12

                                     PART I

Items 1. & 2.  Business and Properties.

                                     General
                                     -------
     CSX Transportation, Inc. (CSXT) is engaged principally in the business of railroad transportation and operates a system composed of approximately 23,000 miles of first main line track in 23 states, the District of Columbia, and two Canadian provinces, employing an average of approximately 35,000 employees during its most recent fiscal year. It conducts railroad operations in its own name and through railroad subsidiaries.

     CSXT is a wholly-owned subsidiary of CSX Corporation (CSX). CSX is a publicly-owned Virginia corporation with headquarters at One James Center, 901 East Cary Street, Richmond, Virginia, 23219-4031. CSX also owns other transportation businesses which include CSX Intermodal, Inc., an intermodal and trucking company; CSX Lines, LLC, an ocean container-shipping company; and CSX World Terminals, LLC, a container-freight terminal company. CSX also has interests in real estate, resorts and resort management.

     In 1999, CSXT's rail system expanded significantly with the integration of Conrail Inc. (Conrail) lines in the Northeast, brought about by the joint CSX Corporation/Norfolk Southern Corporation acquisition of Conrail that was approved by federal regulators in 1998. CSXT now operates in every major market east of the Mississippi River and serves more ports than any railroad in the country.

     For information concerning business conducted by CSXT during 2000, see "Management's Discussion and Analysis" on pages 34 - 36.

                                     Roadway
                                     -------

     On December 29, 2000, CSXT's consolidated system consisted of 40,558 miles of track as follows:
                                                          Track
                                                          Miles
                                                          -----
                First Main                               23,320
                Second Main                               5,513
                Passing, Crossovers and Turnouts          2,832
                Way and Yard Switching                    8,893
                                                       --------

                    Total                                40,558
                                                       ========

     Included above are 6,615 miles of leased track, 6,510 miles of track under trackage rights agreements with other railroads (including 5,759 miles of track leased from Conrail) and 252 miles of track under operating contracts.

                                    Equipment
                                    ---------

   On December 29, 2000, CSXT and subsidiaries owned or leased the following:

                                   Owned      Leased      Total
                                  ---------   --------   ---------
Locomotives
    Freight                         2,291      1,287        3,578
    Switching                         224         55          279
    Auxiliary Units                   182         15          197
                                  ---------   --------   ---------

        Total                       2,697      1,357        4,054
                                  =========   ========   =========

Freight Cars
    Open Top Hoppers               12,796     12,818       25,614
    Gondolas                       16,116     19,077       35,193
    Covered Hoppers                11,323      7,839       19,162
    Box Cars                        9,451      9,864       19,315
    Flat Cars                         745     18,582       19,327
    Other                           1,073         79        1,152
                                  ---------   --------   ---------

        Total                      51,504     68,259      119,763
                                  =========   ========   =========

Included in leased equipment are 792 locomotives and 18,913 freight cars leased from Conrail.

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

     The new trial motion was denied by the trial court in August of 1999. On November 5, 1999, the trial court issued an opinion that granted CSXT's motion for judgment notwithstanding the verdict and effectively reduced the amount of the punitive damages verdict from $2.5 billion to $850 million. The compensatory damages awarded by the jury in the 1997 trial were also substantially reduced by the trial judge. A judgment reflecting the $850 million punitive award has been entered against CSXT. CSXT believes that this amount (or any amount of punitive damages) is unwarranted and intends to pursue its full

------------------------------------

appellate remedies with respect to the 1997 trial, as well as the trial judge's 1999 decision on the motion for judgment notwithstanding the verdict. CSXT has obtained and posted an appeal bond in the amount of $895 million, which will allow it to appeal the 1997 compensatory and punitive damages, as reduced by the trial judge.

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

     In 1999, six of the nine defendants in the case reached a tentative settlement with the plaintiffs group. The basis of that settlement is an agreement that all claims for compensatory and punitive damages against the six defendants would be compromised for the sum of $215 million. That settlement was approved by the trial court in early 2000.

     Recently, the City of New Orleans was granted permission by the trial court to assert an amended claim against CSXT, including a newly asserted claim for punitive damages. The City's case was originally filed in 1988, and while based on the 1987 tank car fire, is not considered to be part of the class action.

     Oral argument in the Louisiana Court of Appeal for the Fourth Circuit with regard to CSXT's appeal was held on January 12, 2001. A ruling is expected some time this year. Any review beyond that court is by discretionary writ.

     CSXT continues to pursue an aggressive legal strategy. At the present time, management is not in a position to determine whether the resolution of this case will have a material adverse effect on the CSXT's financial position or results of operations in any future reporting period.

Environmental
-------------

     CSXT generates and transports hazardous and nonhazardous waste in its current and former operations, and is subject to federal, state and local environmental laws and regulations. The company has identified 234 sites at which it is or may be liable for remediation costs associated with alleged contamination or for alleged violations of environmental requirements. Approximately 116 of these sites are or may be subject to remedial action under the federal Superfund statute or similar state statutes. Certain federal legislation imposes joint and several liability for the remediation of identified sites. Consequently, CSXT's ultimate environmental liability may include costs relating to other parties, in addition to costs relating to its own activities at each site.

     A liability of $41 million has been accrued for future costs at all sites where the company's obligation is probable and where such costs can be reasonably estimated. However, the ultimate cost could be higher or lower than the amounts currently provided. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates were based on information available for each site, financial viability of other potentially responsible parties (PRPs), and existing technology, laws and regulations. CSXT believes it has made adequate provision for its ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine with certainty because of the number of PRPs involved, site-specific cost-sharing arrangements with other PRPs, the degree of contamination by various wastes, the scarcity and quality of data related to many of the sites and/or the speculative nature of remediation costs. The majority of the year-end 2000 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations. Total expenditures associated with protecting the environment and remedial environmental cleanup and monitoring efforts amounted to $36 million in 2000, compared with $35 million in 1999 and $34 million in 1998. During 2001, the company expects to incur preventive and remedial environmental expenditures in the range of $35 million to $40 million. Future environmental obligations are not expected to have a material impact on the results of operations or financial position of the company.

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

                                     PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters.

           There is no  market  for  CSXT's  common  stock  as CSXT is a wholly-owned subsidiary of CSX. During the years 2000, 1999 and 1998, CSXT paid dividends on its common stock aggregating $220 million, $219 million and $138 million, respectively.

Item 6.    Selected Financial Data.

           Information omitted in accordance with General Instruction I(2)(a)

Item 7.    Management's Discussion and Analysis.

           Information omitted in accordance with General Instruction I(2)(a). However, in compliance with said Instruction, see "Management's Discussion and Analysis" on pages 34 - 36.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

           The company does not have any market risks requiring disclosure under this item.

Item 8.    Financial Statements and Supplementary Data.

           The consolidated financial statements of CSXT and notes thereto required in response to this item are included herein (refer to Index to Consolidated Financial Statements on page 12).

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

                                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

           (a) 1.  Financial Statements.

                      See Index to Consolidated Financial Statements on page 12.

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

                     (10.3) Amendment No. 2, dated as of June 1, 1999, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings, LLC (incorporated by reference to Exhibit 10.3 to Form 8-K dated
                             June 11, 1999)

                     (10.4) Amendment No. 3, dated as of August 1, 2000, to the Transaction Agreement by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC.

                     (10.5) Operating Agreement, dated as of June 1, 1999, by and between New York Central Lines LLC and CSX Transportation, Inc. (incorporated by reference to Exhibit 10.4 to Form 8-K dated June 11, 1999)

                     (10.6) Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibit thereto (incorporated by reference to Exhibit 10.5 to Form 8-K dated June 11, 1999)

                     (10.7) Shared Assets Area Operating Agreement for Southern Jersey/Philadelphia, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibit thereto (incorporated by reference to Exhibit 10.6 to Form 8-K dated
                             June 11, 1999)

                     (10.8) Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Corporation, with exhibit thereto (incorporated by reference to Exhibit 10.7 to Form 8-K dated June 11, 1999)

                      (10.9)  Monongahela Usage Agreement, dated as of
                              June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC, and New York Central Lines LLC, with exhibit thereto (incorporated by reference to Exhibit 10.8 to Form 8-K dated
                              June 11, 1999)

                      (21)    Omitted in accordance with General Instruction
                              I(2)(c)

                      (24)   Powers of Attorney



           (b)  Reports on Form 8-K.

                None.

                                   Signatures
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 2001.

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


     Signatures                                            Title
     ----------                                            -----

/s/ John W. Snow                              Chairman of the Board and Director
----------------
    John W. Snow*

/s/ Mark G. Aron                              Director
----------------
    Mark G. Aron*

/s/ Andrew B. Fogarty                         Director
---------------------
    Andrew B. Fogarty*

/s/ P. Michael Giftos                         Executive Vice-President and Chief
---------------------                         Commercial Officer and Director
    P. Michael Giftos*

/s/ Paul R. Goodwin                           Director
-------------------
    Paul R. Goodwin*

/s/ Michael J. Ward                           President (Principal Executive
-------------------                           Officer and Director
    MichaelJ. Ward*

/s/ Frederick J. Favorite                     Senior Vice-President-Finance
-------------------------                     (Principal Finance Officer)
    Frederick J. Favorite*

/s/ Patricia J. Aftoora
-----------------------
    *Patricia J. Aftoora
    (Attorney-in-Fact)

March 20, 2001

                    CSX TRANSPORTATION, INC AND SUBSIDIARIES
                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
Report of Independent Auditors                                                13

CSX Transportation, Inc. and Subsidiaries:

    Consolidated Financial Statements and Notes to Consolidated
      Financial Statements Submitted Herewith:

        Consolidated Statement of Earnings -
          Fiscal Years Ended December 29, 2000,
          December 31, 1999 and December 25, 1998                             14

        Consolidated Statement of Cash Flows -
          Fiscal Years Ended December 29, 2000,
          December 31, 1999 and December 25, 1998                             15

        Consolidated Statement of Financial Position -
          December 29, 2000 and December 31, 1999                             16

        Consolidated Statement of Retained Earnings
          Fiscal Years Ended December 29, 2000,
          December 31, 1999 and December 25, 1998                             17

        Notes to Consolidated Financial Statements                            18

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
                -------------------------------------------------

To the Shareholder and Board of Directors of CSX Transportation, Inc.

     We have audited the accompanying consolidated statements of financial position of CSX Transportation, Inc. and subsidiaries as of December 29, 2000 and December 31, 1999, and the related consolidated statements of earnings, cash flows, and retained earnings for each of the three fiscal years in the period ended December 29, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CSX Transportation, Inc. and subsidiaries at December 29, 2000 and December 31, 1999, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2000, in conformity with accounting principles generally accepted in the United States.



                                                /s/ ERNST & YOUNG LLP




Jacksonville, Florida
February 14, 2001

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                              (Millions of Dollars)

                                                         Fiscal Years Ended
                                         ---------------------------------------------------
                                            Dec. 29,          Dec. 31,         Dec. 25,
                                              2000              1999             1998
                                         ----------------  ---------------- ----------------

OPERATING REVENUE
    Merchandise                            $    3,513        $    3,238        $    2,766
    Automotive                                    869               760               540
    Coal, Coke and Iron Ore                     1,623             1,565             1,583
    Other                                          70                60                67
                                           -----------       -----------       -----------

        Total                                   6,075             5,623             4,956
                                           -----------       -----------       -----------

OPERATING EXPENSE
    Labor and Fringe Benefits                   2,463             2,225             1,949
    Materials, Supplies and Other               1,103             1,029               818
    Conrail Operating Fee, Rent and
    Services                                      382               249                -
    Related Party Service Fees                    214               287               330
    Equipment Rent                                517               495               381
    Depreciation                                  494               468               448
    Fuel                                          577               317               251
    Workforce Reduction Program                     -                53                 -
    Restructuring Credit                            -                 -               (30)
                                           -----------       -----------       -----------

        Total                                   5,750             5,123             4,147
                                           -----------       -----------       -----------

OPERATING INCOME                                  325               500               809

Other Expense, net                                 37                60               159

Interest Expense, net                             118                68                52
                                           -----------       -----------       -----------

EARNINGS BEFORE INCOME TAXES                      170               372               598

Income Tax Expense                                 73               159               220
                                           -----------       -----------       -----------

NET EARNINGS                               $       97        $      213        $      378
                                           ===========       ===========       ===========


See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Millions of Dollars)


                                                                       Fiscal Years Ended
                                                            ------------------------------------------
                                                              Dec. 29,      Dec. 31,      Dec. 25,
                                                                2000          1999          1998
                                                            ------------- ------------- --------------
OPERATING ACTIVITIES
    Net Earnings                                            $    97      $    213       $     378
    Adjustments to Reconcile Net Earnings
      to Net Cash Provided
        Depreciation                                            494           468             448
        Deferred Income Taxes                                   100           155             185
        Workforce Reduction Program                               -            53               -
        Other Operating Activities                               (4)           15             (48)
        Changes in Operating Assets and Liabilities
           Accounts and Notes Receivable                        173          (467)             (9)
           Sale of Accounts Receivable-Net                       (4)          310             (23)
           Other Current Assets                                 (88)           77            (103)
           Accounts Payable                                    (148)          284             106
           Other Current Liabilities                           (144)           87              37
                                                            ---------    ----------     ----------
           Net Cash Provided by Operating Activities            476         1,195             971
                                                            ---------    ----------     ----------

INVESTING ACTIVITIES
    Property Additions                                         (822)       (1,299)         (1,212)
    Proceeds from Property Dispositions                           3            43               5
    Other Investing Activities                                   (5)            4             (15)
                                                            ---------    ----------     ----------
           Net Cash Used by Investing Activities               (824)       (1,252)         (1,222)
                                                            ---------    ----------     ----------

FINANCING ACTIVITIES
    Long-Term Debt Issued                                       185           284             166
    Long-Term Debt Repaid                                      (102)         (107)            (72)
      Advances from CSX                                         446             -               -
    Cash Dividends Paid                                        (220)         (219)           (138)
    Other Financing Activities                                   31           (42)             (2)
                                                            ---------    ----------     ----------
           Net Cash Used by Financing Activities                340           (84)            (46)
                                                            ---------    ----------     ----------
    Net Decrease in Cash and Cash Equivalents                    (8)         (141)           (297)

CASH AND CASH EQUIVALENTS
    Cash and Cash Equivalents at Beginning of Period             36           177             474
                                                            ---------    ----------     ----------
    Cash and Cash Equivalents at End of Period              $    28      $     36       $     177
                                                            =========    ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION
    Interest Paid - Net of Amounts Capitalized              $   103      $     75       $      77
                                                            =========    ==========     ==========
    Income Taxes Paid                                       $     5      $      5       $      67
                                                            =========    ==========     ==========

See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                              (Millions of Dollars)

                                                            Dec. 29,       Dec. 31,
                                                              2000           1999
                                                          -------------- --------------
ASSETS
    Current Assets
        Cash and Cash Equivalents                          $       28     $        36
        Accounts and Notes Receivable                             274             382
        Materials and Supplies                                    219             193
        Deferred Income Taxes                                     109             124
             Income Taxes  Receivable                              63              63
        Other Current Assets                                       31               3
                                                           -----------    ------------

           Total Current Assets                                   724             801
                                                           -----------    ------------

    Properties                                                 16,395          16,067
    Accumulated Depreciation                                   (4,518)         (4,631)
                                                           -----------    ------------

             Properties-Net                                    11,877          11,436
                                                           -----------    ------------

    Affiliates and Other Companies                                200             194
    Other Long-Term Assets                                        547             549
                                                           -----------    ------------

           Total Assets                                    $   13,348     $    12,980
                                                           ===========    ============

LIABILITIES
    Current Liabilities
        Accounts Payable                                   $      900     $     1,046
        Labor and Fringe Benefits Payable                         311             309
        Casualty, Environmental and Other Reserves                177             181
        Current Maturities of Long-Term Debt                      108              95
        Due to Parent Company                                     462              24
        Due to Affiliate                                          125              90
        Other Current Liabilities                                 300             341
                                                           -----------    ------------

           Total Current Liabilities                            2,383           2,086

    Casualty, Environmental and Other Reserves                    578             576
    Long-Term Debt                                              1,156           1,087
    Deferred Income Taxes                                       3,085           2,987
    Other Long-Term Liabilities                                   624             619
                                                           -----------    ------------

           Total Liabilities                                    7,826           7,355
                                                           -----------    ------------

SHAREHOLDER'S EQUITY
    Common Stock, $20 Par Value:
        Authorized 10,000,000 Shares;                             181
        Issued and Outstanding 9,061,038 Shares                                   181
    Other Capital                                               1,380           1,360
    Retained Earnings                                           3,961           4,084
                                                           -----------    ------------

           Total Shareholder's Equity                           5,522           5,625
                                                           -----------    ------------

           Total Liabilities and Shareholder's Equity      $   13,348     $    12,980
                                                           ===========    ============


See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                              (Millions of Dollars)





                                                  Dec. 29,         Dec. 31,         Dec. 25,
                                                    2000             1999             1998
                                                --------------   --------------   --------------
   Beginning Balance                               $  4,084         $  4,090        $  3,855

   Net Earnings                                          97              213             378

   Dividends - Common                                  (220)            (219)           (138)

   Other                                                  -               -               (5)
                                                ------------     ------------     --------------

   Ending Balance                                  $  3,961         $  4,084        $  4,090
                                                ============     ============     ==============


See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (All Tables in Millions of Dollars)

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES.

Nature of Operations

     CSX Transportation, Inc. (CSXT) is a rail freight transportation company operating a system composed of approximately 23,000 route miles of track in 23 states, the District of Columbia and two Canadian provinces. Rail shipments include merchandise traffic, automobiles and related products, and coal, coke and iron ore. Merchandise traffic accounted for 58% of rail revenue in 2000, while automotive traffic accounted for 14% and coal, coke and iron ore accounted for 27%. Merchandise traffic includes chemicals, paper and forest products, agricultural products, minerals, metals, phosphates and fertilizer, and food and consumer products. Coal shipments originate principally from mining locations in the eastern United States and primarily supply domestic utility and export markets.

           CSXT is a wholly-owned subsidiary of CSX Corporation (CSX).

Principles of Consolidation

     The Consolidated Financial Statements include CSXT and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in companies that are not majority-owned are carried at either cost or equity, depending on the extent of control.

Fiscal Year

     CSXT follows a 52/53 week fiscal reporting calendar. Fiscal year 2000 consisted of 52 weeks. Fiscal years 1999 and 1998 consisted of 53 and 52 weeks, respectively. A 52-week fiscal year consists of four 13-week quarters; a 53-week year reports an extra week in the first quarter.

Cash and Cash Equivalents

     Cash and cash equivalents primarily consist of cash in banks and short-term investments with an original maturity of less than 3 months.

Materials and Supplies

     Materials and supplies consist primarily of fuel and items for maintenance of property and equipment, and are carried at average cost.

Properties

     All properties are stated at cost, less an allowance for accumulated depreciation. Track structure is depreciated using a composite straight-line method. All other property and equipment is depreciated on a straight-line basis over estimated useful lives of three to 50 years.

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

Revenue

     Transportation revenue is recognized proportionately as shipments move from origin to destination. Other revenue includes switching, demurrage and incidental service charges, as well as interline switching settlements and is recognized as revenue when the service is performed.

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

Common Stock and Other Capital

     There have been no changes in common stock during the last three years. In 2000, the $20 million increase in other capital represents capital contributions from CSX. In 1999, CSX contributed $66 million of pension assets (net of tax) to CSXT in connection with the transfer of certain assets and obligations from Conrail Inc.'s pension plan to the pension plans of CSX and Norfolk Southern Corporation. During 1998, CSX contributed $24 million in net pension assets to CSXT in connection with the spin-off of certain assets and liabilities from CSX's pension plan to several new plans.

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

Prior-Year Data

     Certain prior-year data have been reclassified to conform to the 2000 presentation.

Accounting Pronouncements

     The FASB has issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 138 requires companies to record derivatives on the statement of financial position, measured at fair value. The statement also sets forth new accounting rules for gains or losses resulting from changes in the values of derivatives. The company does not currently use derivative financial instruments, and its historical use of such instruments has not been material. The company will adopt this statement in the first quarter of 2001 to the extent it may apply at that time.

     The FASB has issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement No. 140 replaces the earlier Statement No. 125 in its entirety. While the new statement revises certain accounting guidance for transfers of financial assets, most of the provisions of Statement No. 125 have been carried over without reconsideration. Statement No. 140 is effective for transfers and servicing of financial assets occurring after March 31, 2001, but requires certain disclosures relating to securitizations for fiscal years ending after December 15, 2000. The company has adopted the disclosure provisions of Statement No. 140 as of its fiscal year ending December 29, 2000. The accounting provisions of Statement No. 140 will not impact the company's financial statements.

NOTE 2.  INTEGRATED RAIL OPERATIONS WITH CONRAIL.

Background

     CSX and Norfolk Southern Corporation (Norfolk Southern) completed the joint acquisition of Conrail Inc. (Conrail) in May 1997. Conrail owns the primary freight railroad system serving the Northeastern United States, and its rail network extends into several midwestern states and into Canada. CSX and Norfolk Southern, through a jointly owned acquisition entity, hold economic interests in Conrail of 42% and 58%, respectively, and voting interests of 50% each. CSX and Norfolk Southern received regulatory approval from the STB to exercise joint control over Conrail in August 1998, and their respective rail subsidiaries subsequently began integrated operations over allocated portions of the Conrail lines in June 1999.

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


     As a result of the integration, a number of employees' positions at Conrail were eliminated and certain duplicate facilities were closed. Under the agreements among the parties, CSXT and Norfolk Southern Railway assumed various obligations related to these actions. During 2000 and 1999, CSXT incurred approximately $42 and $66 million, respectively, of costs related to separation and relocation of Conrail employees and for lease payments on certain Conrail facilities no longer being used after the integration. These costs are reflected in "Materials, Supplies and Other" expense in CSXT's consolidated statement of earnings.


Transactions With Conrail

     The agreement under which CSXT operates its allocated portion of the Conrail route system has an initial term of 25 years and may be renewed at CSXT's option for two five-year terms. Operating fees paid to Conrail under the agreement are subject to adjustment every six years based on the fair value of the underlying system. Lease agreements for the Conrail equipment operated by CSXT cover varying terms. CSXT is responsible for all costs of operating, maintaining, and improving the routes and equipment under these agreements. Future minimum payments to Conrail under the operating, equipment, and shared area agreements total $261 million for 2001, $258 million for 2002, $254 million for 2003, $261 million for 2004, $253 million for 2005, and $4 billion for years after 2005.

     At Dec. 29, 2000 and Dec. 31, 1999, CSXT had $2 million and $53 million, respectively in amounts receivable from Conrail, principally for reimbursement of certain capital improvement costs in 2000 and 1999 and accrued vacation for former Conrail employees who joined CSXT in 1999. CSXT also had amounts payable to Conrail of approximately $127 million and $105 million, respectively, representing expenses incurred under the operating, equipment, and shared area agreements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 3.  WORKFORCE REDUCTION PROGRAM.

     CSXT recorded a charge of $53 million, $32 million after tax, in the fourth quarter of 1999 to recognize the cost of a program to reduce its non-union workforce by approximately 725 positions. A voluntary early retirement program completed in December 1999 accounted for approximately 640 of the position reductions, with the remainder achieved through a combination of involuntary terminations and normal attrition. Approximately 75% of the retirements and separations occurred by the end of 1999, and the remainder occurred over the first half of fiscal year 2000. Early retirement benefits offered under the voluntary program accounted for $20 million of the charge and were paid from CSX's pension and postretirement benefit plans. Separation benefits were paid from cash generated by operations. Approximately half of the separation benefits were paid in 1999, with the remainder in 2000.

NOTE 4.    SUPPLEMENTAL CONSOLIDATED STATEMENT OF EARNINGS FINANCIAL DATA.

         Operating expense includes the following:
                                                       2000     1999      1998
                                                       ----     ----      ----
         Selling, General and Administrative Expense   $731     $935      $832
                                                       ====     ====      ====
NOTE 5.    OTHER EXPENSE, net.

                                               2000        1999         1998
                                              --------    --------    ---------

Income from Real Estate Operations(a)         $  (47)     $   (66)    $   (33)

Net Losses from Accounts Receivable Sold          77           63          58
Conrail Transition Expenses                        -           67         143
Miscellaneous                                      7           (4)         (9)
                                              --------    --------    ---------

         Total                                $   37      $    60     $   159
                                              ========    ========    =========

(a) Gross revenue from real estate operations was $77 million, $95 million and $67 million in 2000, 1999 and 1998, respectively.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)


NOTE 6.    INCOME TAXES.

           Income tax expense information is as follows:

                                        2000        1999         1998
                                      ----------  ----------   ---------

Current
    Federal                           $   (33)    $     15     $     41
    State and Foreign                       6          (11)          (6)
                                      ----------  ----------   ---------
        Total                             (27)           4           35
                                      ----------  ----------   ---------

Deferred
    Federal                                85           94          153
    State                                  15           61           32
                                      ----------  ----------   ---------
        Total                             100          155          185
                                      ----------  ----------   ---------

           Total Expense              $    73     $    159     $    220
                                      ==========  ==========   =========


           Income tax expense reconciled to the tax computed at statutory rates is as follows:

                                 2000            1999             1998
                             --------------  -------------    -------------

Tax at Statutory Rates       $  60    35%    $  130   35%        209   35%
State Income Taxes              13     8         33    9          17    3
Other                            -     -         (4)  (1)         (6)  (1)
                             ------- ------  -------------    ------- -----
        Total Expense        $  73    43%    $   159  43%     $  220   37%
                             ======= ======  =============    ======= =====

     Deferred state income tax expense in 1999 includes $27 million for the increase in the company's effective deferred state income tax rate, which is applied to CSXT's cumulative temporary differences, as a result of the sale of certain CSX assets.

The significant components of deferred tax assets and liabilities include:

                                         Dec. 29,       Dec. 31,
                                          2000           1999
                                        ---------      ---------

Deferred Tax Assets
    Productivity/Restructuring Charges  $    107       $     116
    Employee Benefit Plans                   136             184
    Other                                    360             316
                                        ---------      ---------
        Total                                603             616
                                        ---------      ---------

Deferred Tax Liabilities
    Accelerated Depreciation               3,291           3,157
    Other                                    288             322
                                        ---------      ---------
        Total                              3,579           3,479
                                        ---------      ---------

Net Deferred Tax Liabilities            $  2,976       $   2,863
                                        =========      =========

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 6. INCOME TAXES, Continued.

     CSXT and its subsidiaries are included in the consolidated federal income tax return filed by CSX. The consolidated current federal income tax expense or benefit is allocated to CSXT and its subsidiaries as though CSXT had filed a separate consolidated federal return. At Dec. 29, 2000 and Dec. 31, 1999, approximately $45 million and $81 million of income taxes due to CSX were included in Other Current Liabilities, respectively.

     Examinations of the federal income tax returns of CSX and its principal subsidiaries have been completed through 1990. Returns for 1991 through 1996 are currently under examination. Management believes adequate provision has been made for any adjustments that might be assessed.


NOTE 7.    RELATED PARTIES.

     At December 29, 2000, CSXT had a $446 million deficit balance relating to CSXT's participation in the CSX cash management plan, which is included in Due to Parent Company in the statement of financial position. At Dec. 31, 1999, CSXT had an amount of $55 million due from CSX under the terms of the cash management plan which is included in cash and cash equivalents on the statement of financial position. CSXT had interest (expense)/income of $(13) million, $3 million, and $22 million in 2000, 1999, and 1998, respectively, relating to CSXT's participation in the plan. These amount are included in interest expense, net on the statement of earnings. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSX is committed to repay all amounts due on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.

     Related Party Service Fees expense consists of amounts related to a management service fee charged by CSX; data processing related charges from CSX Technology, Inc. (CSX Technology); the reimbursement, under an operating agreement, from CSX Intermodal, Inc. (CSXI), for costs incurred by CSXT related to intermodal operations; charges from Total Distribution Services, Inc. (TDSI), for services provided at automobile ramps;, and charges from Bulk Intermodal Distribution Services, Inc. (BIDS) for services provided at bulk commodity facilities. The management service fee charged by CSX represents compensation for certain corporate services provided to CSXT. These services include, but are not limited to, development of corporate policy and long-range strategic plans, allocation of capital, placement of debt, maintenance of employee benefit plans, internal audit and tax administration. The fee is calculated as a percentage of CSX's investment in CSXT which is identical to the method used to determine the management fee charged to all other major subsidiaries of CSX. Management believes this to be a reasonable method. The data processing related charges are compensation to CSX Technology for the development, implementation and maintenance of computer systems, software and associated documentation for the day-to-day operations of CSXT. CSX Technology, CSXI, TDSI, and BIDS are wholly-owned subsidiaries of CSX.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 7.    RELATED PARTIES, Continued.

     CSXT and CSX Insurance Company (CSX Insurance), a wholly-owned subsidiary of CSX, have entered into a loan agreement whereby CSXT may borrow up to $125 million from CSX Insurance. The loan is payable in full on demand. At Dec. 29, 2000, $125 million was outstanding under the agreement. Interest on the loan is payable monthly at .45% over the LIBOR rate, and was 7.065% at Dec. 29, 2000. Interest expense related to the loan was $7 million for the fiscal year ended Dec. 29, 2000, and $5 million for each of the two years ended Dec. 31, 1999, and Dec. 25, 1998.

     CSXT participates with CSX Lines, LLC (CSX Lines), a wholly-owned subsidiary of CSX, in four sale-leaseback arrangements. Under these arrangements, CSX Lines sold equipment to a third party and CSXT leased the equipment and assigned the lease to CSX Lines. CSX Lines is obligated for all lease payments and other associated equipment expenses. If CSX Lines defaults on its obligations under the arrangements, CSXT would assume the asset lease rights and obligations of $66 million at Dec. 29, 2000.

NOTE 8.    ACCOUNTS RECEIVABLE.

     CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all rail freight accounts receivable to CSX Trade Receivables Corporation (CTRC), a wholly-owned subsidiary of CSX. Accounts receivable sold under this agreement totaled $947 million at Dec. 29, 2000 and $951 million at Dec. 31, 1999. In addition, CSXT has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in all miscellaneous accounts receivable. Accounts receivable sold under this agreement totaled $47 million at Dec. 29, 2000 and Dec. 31, 1999. The sale of receivables have been reflected as reductions of "Accounts Receivable" in the Consolidated Statement of Financial Position. The net losses associated with sales of receivables were $77 million, $63 million and $58 million for the fiscal years ended
Dec. 29, 2000, Dec.31, 1999, and Dec. 25, 1998 respectively.

     CSXT has retained the responsibility for servicing accounts receivable sold to CTRC. The average servicing period is approximately one month. No servicing asset or liability has been recorded since the fees CSXT receives for servicing the receivables approximates the related costs.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)


NOTE 9.    PROPERTIES.
                                                  Dec. 29, 2000
                                      ---------------------------------------

                                                    Accumulated
                                         Cost      Depreciation       Net
                                      -----------  --------------  ----------

Road                                  $  10,694      $  2,418     $   8,276
Equipment                                 5,532         2,093         3,439
Other                                       169             7           162
                                      -----------    ----------   -----------

Total                                 $  16,395      $  4,518     $  11,877
                                      ===========    ==========   ===========


                                                  Dec. 31, 1999
                                      ---------------------------------------

                                                    Accumulated
                                         Cost      Depreciation       Net
                                      -----------  --------------  ----------

Road                                  $  10,643      $  2,641      $  8,002
Equipment                                 5,243         1,983         3,260
Other                                       181             7           174
                                      -----------    ----------    ----------

Total                                 $  16,067      $  4,631      $ 11,436
                                      ===========    ==========    ==========

NOTE 10.   CASUALTY, ENVIRONMENTAL AND OTHER RESERVES.

           Activity relating to casualty, environmental and other reserves is as follows:

                                                                           Separation
                                           Casualty      Environmental     Liabilities
                                          Reserves(a)(b) Reserves (a)      (a)(c)            Total
                                          ------------  ----------------  --------------   ---------
   Balance Dec. 26, 1997                   $   335        $    99           $    330       $   764
   Charged to Expense                          161              3                  -           164
   Restructuring Credit                          -              -                (30)          (30)
   Payments                                   (161)           (27)               (15)         (203)
                                           ---------      --------          ---------      ---------
   Balance Dec. 25, 1998                       335             75                285           695

   Charged to Expense                          266              3                  -           269
   Payments                                   (166)           (25)               (16)         (207)
                                           ---------      --------          ---------      ---------
   Balance Dec. 31, 1999                       435             53                269           757

   Charged to Expense                          209              -                  -           209
   Payments                                   (187)           (12)               (12)         (211)
                                           ---------      --------          ---------      ---------
   Balance Dec. 29, 2000                   $   457        $    41           $    257       $   755
                                           =========      ========          =========      =========

                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 10.   CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued.

(a) Balances include current portion of casualty and environmental reserves and separation liabilities, respectively, of $147 million, $15 million and $15 million at Dec. 29, 2000, $146 million, $20 million and $15 million at Dec. 31, 1999 and $139 million, $20 million and $25 million at Dec. 25, 1998.


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

(c) Separation liabilities at Dec. 29, 2000 relate to productivity charges recorded in 1991 and 1992 to provide for the estimated costs of implementing workforce reductions, improvements in productivity and other cost reductions. The remaining liabilities are expected to be paid out over the next 15 to 20 years. The remaining liability for separation costs incurred in connection with the 1999 workforce reduction program is included in "Labor and Fringe Benefits Payable" as of December 31, 1999 (See Note 3).

     During 1998, CSXT recorded a restructuring credit of $30 million, reflecting the reversal of certain separation and labor protection reserves established as part of a 1995 restructuring charge. These reserves were associated with planned work-force reductions that did not occur as a result of a new telecommunications contract entered into in July 1998.

NOTE 11.   LONG-TERM DEBT.
                                        Average
                                     Interest Rates
                                           at            Dec. 29        Dec. 31,
     Type and Maturity Date          Dec. 29, 2000         2000           1999
---------------------------------  ------------------- -------------  ----------

Equipment Obligations
  (2001-2015)                             7 %            $ 1,038        $   940
Mortgage Bonds (2002-2003)                3 %                 56             56
Capital Leases and Other
   Obligations   (2001-2021)              7 %                170            186
                                                         ---------      --------

Total                                                      1,264          1,182

Less Debt Due Within One Year                                108             95
                                                         ---------      --------

Total Long-Term Debt                                     $ 1,156        $ 1,087
                                                         =========      ========

     CSXT has long-term debt maturities for 2001 through 2005  aggregating  $108
million,   $146  million,   $176   million,   $103  million  and  $110  million,
respectively.

     A portion of the properties and certain other assets of CSXT and its subsidiaries are pledged as security for various long-term debt issues.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 12.   FAIR VALUE OF FINANCIAL INSTRUMENTS.

     Fair values of the company's financial instruments are estimated by reference to quoted prices from market sources and financial institutions, as well as other valuation techniques. At Dec. 29, 2000, the fair value of long-term debt, including current maturities, was $1.28 billion, compared with a carrying amount of $1.26 billion. At Dec. 31, 1999, the fair value of long-term debt, including current maturities, was $1.16 billion, compared with a carrying amount of $1.18 billion. The fair value of long-term debt has been estimated using discounted cash flow analyses based upon the company's current incremental borrowing rates for similar types of financing arrangements. The fair value of all other financial instruments approximates carrying value.

NOTE 13.   EMPLOYEE BENEFIT PLANS.

Pension Plans

     CSX and its subsidiaries, including CSXT, sponsor defined benefit pension plans principally for salaried employees. The plans provide eligible employees with retirement benefits based principally on years of service and compensation rates near retirement. CSX allocates to CSXT a portion of the net pension expense for the CSX Pension Plans based on CSXT's relative level of participation. The allocated expense from the various CSX Pension Plans amounted to a credit of $2 million in 2000 and expense of $33 million in 1999 and $30 million in 1998. During 1999, CSXT received $109 million ($66 million after tax) in pension assets from CSX through capital contributions.

Savings Plans

     CSXT maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements of CSXT and subsidiary companies. Expense for these plans was $14 million for 2000, $20 million for 1999 and $15 million for 1998.

Other Postretirement Benefit Plans

     In addition to the CSX defined benefit pension plans, CSXT participates with CSX and other affiliates in two defined benefit postretirement plans that provide medical and life insurance benefits to most full-time salaried employees upon their retirement. The postretirement medical plan is contributory, with retiree contributions adjusted annually. The life insurance plan is non-contributory. CSX allocates to CSXT a portion of the expense for these plans based on CSXT's relative level of participation. The allocated expense amounted to $22 million in 2000, $20 million in 1999, and $19 million in 1998.
Other Plans

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

Other Plans, Continued

assessments generally based on number of employees covered, hours worked, tonnage moved or a combination thereof. Total contributions of $242 million, $168 million and $154 million, respectively, were made to these plans in 2000, 1999 and 1998.


     Certain officers and key employees of CSXT participate in stock purchase, performance and award plans of CSX. CSXT is allocated its share of any cost to participate in these plans.

NOTE 14.   COMMITMENTS AND CONTINGENCIES.

Lease Commitments

     In addition to the agreements covering routes and equipment leased from Conrail, CSXT leases equipment from other parties under agreements with terms up to 21 years. Non-cancelable, long-term leases generally include provisions for maintenance, options to purchase at fair value and to extend the terms. At Dec. 29, 2000, minimum equipment rentals under non-cancelable operating leases totaled approximately $123 million for 2001, $117 million for 2002, $109 million for 2003, $92 million for 2004, $92 million for 2005 and $582 million thereafter.

     Rent expense on equipment operating leases, exclusive of the Conrail agreements, amounted to $517 million, $495 million, and $381 million in 2000, 1999, and 1998, respectively. Included in these amounts were net daily rental charges on railroad operating equipment of $369 million, $341 million and $222 million in 2000, 1999, and 1998, respectively.


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

     The new trial motion was denied by the trial court in August 1999. On November 5, 1999, the trial court issued an opinion that granted CSXT's motion for judgment notwithstanding the verdict and effectively reduced the amount of the punitive damages verdict from $2.5 billion to $850 million. The compensatory damages awarded by the jury in the 1997 trial were also substantially reduced by the trial judge. A judgment reflecting the $850 million punitive award has been entered against CSXT. CSXT believes that this amount (or any amount of punitive damages) is unwarranted and intends to pursue its full appellate remedies with respect to the 1997 trial, as well as the trial judge's 1999 decision on the motion for judgment notwithstanding the verdict. CSXT has obtained and posted an appeal bond in the amount of $895 million, which will allow it to appeal the 1997 compensatory and punitive damages, as reduced by the trial judge.

     A trial for the claims of 20 additional plaintiffs for compensatory damages began on May 24, 1999. In July 1999, the jury in that trial rendered verdicts totaling approximately $330 thousand in favor of eighteen of those twenty plaintiffs. Two plaintiffs received nothing; that is, the jury found that they had not proved any damages. Management believes that this result, while still excessive, supports CSXT's contention that the punitive damages award was unwarranted.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 14. COMMITMENTS AND CONTINGENCIES, Continued

New Orleans Tank Car Fire, Continued.

     In 1999, six of the nine defendants in the case reached a tentative settlement with the plaintiffs group. The basis of that settlement is an agreement that all claims for compensatory and punitive damages against the six defendants would be compromised for the sum of $215 million. That settlement was approved by the trial court in early 2000.

     Recently, the City of New Orleans was granted permission by the trial court to assert an amended claim against CSXT, including a newly asserted claim for punitive damages. The City's case was originally filed in 1988, and while based on the 1987 tank car fire, is not considered to be part of the class action.

     Oral argument in the Louisiana Court of Appeal for the Fourth Circuit with regard to CSXT's appeal was held on January 12, 2001. A ruling is expected some time this year. Any review beyond that court is by discretionary writ.

     CSXT continues to pursue an aggressive legal strategy. At the present time, management is not in a position to determine whether the resolution of this case will have a material adverse effect on the CSXT's financial position or results of operations in any future reporting period.

Environmental

     CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at 116 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

     CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at 234 sites, including the sites addressed under the Superfund statute or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 14.   COMMITMENTS AND CONTINGENCIES, Continued.

Environmental, Continued

     At least once each quarter, CSXT reviews its role, if any, with respect to each such location, giving consideration to the nature of CSXT's alleged connection to the location (i.e., generator, owner or operator), the extent of CSXT's alleged connection (i.e., volume of waste sent to the location and other relevant factors), the accuracy and strength of evidence connecting CSXT to the location, and the number, connection and financial position of other named and unnamed PRPs at the location. The ultimate liability for remediation can be difficult to determine with certainty because of the number and credit-worthiness of PRPs involved. Through the assessment process, CSXT monitors the creditworthiness of such PRPs in determining ultimate liability.


     Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at Dec. 29, 2000 and Dec. 31, 1999, were $41 million and $53 million, respectively. These recorded liabilities, which are undis-counted, include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the Dec. 29, 2000, environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

     The company does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, latent conditions at any given location could result in exposure, the amount and materiality of which cannot presently be reliably estimated. Based upon information currently available, however, the company believes its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters will not materially affect its overall results of operations and financial condition.


Other  Legal Proceedings
------------------------

     A number of other legal actions are pending against CSXT in which claims are made in substantial amounts. While the ultimate results of such actions involving CSXT cannot be predicted with certainty, management does not currently expect that these matters will have a material adverse effect on the consolidated results of operations, financial position and cash flows of the company. CSXT is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarter received.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 15.   QUARTERLY DATA (Unaudited).

                                                      2000
                                  ---------------------------------------------
                                      1st        2nd         3rd         4th
                                  ---------- ----------- ----------- ----------

 Operating Revenue                $  1,515   $   1,548   $  1,500    $  1,512
 Operating Income                       71          63         90         101
 Net Earnings                           22          24         27          24


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

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

2000 OPERATING RESULTS

     CSXT earned $325 million of operating income in 2000 compared to $553 million in 1999 which excludes a $53 million workforce reduction charge. Operating revenue was 8% higher, at $6.08 billion. Operating expense rose 13% to $5.75 billion, excluding the 1999 workforce reduction charge. The 2000 results included twelve months of integrated Conrail operations and 1999 included seven months of integrated Conrail, distorting comparisons to 1999.

Traffic By Commodity


                                                Carloads                  Revenue
                                               (Thousands)          (Millions of Dollars)
                                           --------------------     ---------------------
                                            2000       1999          2000        1999
                                          ---------  ----------    ----------  ---------
Merchandise
    Phosphates and Fertilizer                  486         527     $     316   $   318
    Metals                                     346         319           414       367
    Food and Consumer Products                 161         150           224       184
    Paper and Forest Products                  523         505           657       600
    Agricultural Products                      361         326           483       442
    Chemicals                                  598         545           993       913
    Minerals                                   439         422           398       386
    Government                                  11          11            28        28
                                          ---------  ----------    ----------  ---------
    Total Merchandise                        2,925       2,805          3,513    3,238

Automotive                                     586         553           869       760

Coal, Coke and Iron Ore
    Coal                                     1,660       1,614         1,546     1,476
    Coke                                        46          55            47        51
    Iron Ore                                    49          61            30        38
                                          ---------  ----------    ----------  ---------

    Total Coal, Coke and Iron Ore            1,755       1,730         1,623     1,565
                                           --------  ----------
Total Carloads                               5,266       5,088
                                           ========  ==========


Other Revenue                                                             70        60
                                                                   ----------  ---------

Total Operating Revenue                                            $   6,075   $ 5,623
                                                                   ==========  =========


     As mentioned above, overall volumes were higher for 2000 as the Conrail integration impacted all of 2000 as compared to seven months of 1999. The increase in revenues and carloads resulting from the full twelve months activity was offset by lower demand in the second half of 2000, when signs of a weakening economy began appearing. The 13% increase in rail operating expense reflects the expense associated with the new Conrail traffic, as well as significant increases in fuel costs and contract labor costs in 2000. In addition, there were higher costs associated with operational initiatives that began in the second quarter of 2000 that accelerated the pace of operational and service recovery and prepared the network for seasonally higher traffic demand typically experienced in the fall. The railroad has seen steady and significant improvement in most operating measures since these initiatives were implemented, but the fall peak did not materialize to levels seen in previous years. Fuel expense was $260 million higher than 1999, $211 million reflecting a 35 cent increase in the average price per gallon for the full year and $49 million as a result of higher fuel consumption with the added Conrail traffic.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED

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

     Under this operating plan, CSXT added approximately 4,400 route miles of track in the Northeastern and Midwestern United States and in Canada to its existing lines concentrated in the Middle Atlantic and Southeastern United States. To service the new operations, approximately 5,600 former Conrail employees joined the company. CSXT now operates a network of approximately 23,000 route miles in 23 states, the District of Columbia, and two Canadian provinces. CSXT employs approximately 35,000 employees across the combined system.

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

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED

OTHER MATTERS, Continued

Workforce Reduction Program
---------------------------

     CSXT recorded a charge of $53 million, $32 million after tax, in the fourth quarter of 1999 to recognize the cost of a program to reduce its non-union workforce by approximately 725 positions. A voluntary early retirement program completed in December accounted for approximately 640 of the position reductions, with the remainder achieved through a combination of involuntary terminations and normal attrition. Approximately 75% of the retirements and separations occurred by the end 1999 and the remainder occurred over the first half of fiscal year 2000. Early retirement benefits offered under the voluntary program accounted for $20 million of the charge and were paid from CSX's pension and postretirement benefit plans. Separation benefits were paid from cash generated by operations. Approximately half of the separation benefits were paid in 1999 with the remainder in 2000.

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

Forward Looking Statements
--------------------------

     Estimates and forecasts in Management's Discussion and Analysis and in other sections of this Annual Report are based on many assumptions about complex economic and operating factors with respect to industry performance, general business and economic conditions and other matters that cannot be predicted accurately and that are subject to contingencies over which the company has no control. Such forward-looking statements are subject to uncertainties and other factors that may cause actual results to differ materially from the views, beliefs, and projections expressed in such statements. The words "believe," "expect," "anticipate," "project," and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the company. Any such statement speaks only as of the date the statement was made. The company undertakes no obligation to update or revise any forward-looking statement.

     Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (i) costs and operating difficulties related to the integration of Conrail may not be eliminated or resolved within the time frame currently anticipated; (ii) revenue and cost synergies expected from the integration of Conrail may not be fully realized or realized within the time frame anticipated; (iii) general economic or business conditions, either nationally or internationally, an increase in fuel prices, a tightening of the labor market or changes in demands of organized labor resulting in higher wages, or increased benefits or other costs or disruption of operations may adversely affect the businesses of the company; (iv) legislative or regulatory changes, including possible enactment of initiatives to reregulate the rail industry, may adversely affect the businesses of the company; (v) possible additional consolidation of the rail industry in the near future may adversely affect the operations and business of the company; and (vi) changes may occur in the securities and capital markets.

                           -------------------------