Form 10-Q
period 2001-03-30
CSX TRANSPORTATION INC
filed 2001-05-11
CIK 88128

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended March 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 30, 2001: 9,061,038 shares.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                            CSX TRANSPORTATION, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2001
                                      INDEX



                                                                     Page Number

PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.     Consolidated Statement of Earnings-
       Quarters Ended March 30, 2001 and March 31, 2000                   3

2.     Consolidated Statement of Cash Flows-
       Quarters Ended March 30, 2001 and March 31, 2000                   4

3.     Consolidated Statement of Financial Position-
       At March 30, 2001 and December 29, 2000                            5

Notes to Consolidated Financial Statements                                6


Item 2:

Management's Discussion and Analysis and Results of Operations           12


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                16

Signature                                                                16

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                              (Millions of Dollars)



                                                        (Unaudited)
                                                       Quarters Ended
                                            --------------------------------
                                               March 30,          March 31,
                                                 2001               2000
                                            -------------      -------------

OPERATING REVENUE
  Merchandise                               $         890      $         889
  Automotive                                          194                227
  Coal, Coke & Iron Ore                               430                390
  Other                                                18                  9
                                            -------------      -------------

     Total                                          1,532              1,515
                                            -------------      -------------

OPERATING EXPENSE
  Labor and Fringe Benefits                           630                630
  Materials, Supplies and Other                       272                257
  Conrail Operating Fee, Rent and Services             88                101
  Related Party Service Fees                           48                 58
  Equipment Rent                                      111                136
  Depreciation                                        131                124
  Fuel                                                154                138
                                            -------------      -------------

     Total                                          1,434              1,444
                                            -------------      -------------

OPERATING INCOME                                       98                 71

Other Income (Expense)                                (13)               (11)

Interest Expense                                       35                 24
                                            -------------      -------------

EARNINGS BEFORE INCOME TAXES                           50                 36

Income Tax Expense                                     19                 14
                                            -------------      -------------

NET EARNINGS                                $          31      $          22
                                            =============      =============



See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                              (Millions of Dollars)




                                                                  (Unaudited)
                                                                   Quarters
                                                                     Ended
                                                        ------------------------------
                                                          March 30,         March 31,
                                                            2001              2000
                                                        ------------      ------------
OPERATING ACTIVITIES
  Net Earnings                                          $         31      $         22
  Adjustments to Reconcile Net Earnings
   to Net Cash Provided (Used):
     Depreciation                                                131               124
     Deferred Income Taxes                                        17                 9
     Other Operating Activities                                   10                34
     Changes in Operating Assets and Liabilities
       Accounts and Notes Receivable                             (21)               38
       Sale of Accounts Receivable-Net                             2                 8
       Other Current Assets                                      (18)              (33)
       Current Liabilities                                        31              (120)
                                                        ------------      ------------

       Net Cash Provided by Operating Activities                 183                82
                                                        ------------      ------------

INVESTING ACTIVITIES
  Property Additions                                            (166)              (92)
  Other Investing Activities                                       7                 5
                                                        ------------      ------------

       Net Cash Used by Investing Activities                    (159)              (87)
                                                        ------------      ------------

FINANCING ACTIVITIES

  Long-Term Debt Repaid                                          (48)              (34)
  Advances from CSX                                               47                56
  Cash Dividends Paid                                            (53)              (55)
  Other Financing Activities                                       2                 2
                                                        ------------      ------------

       Net Cash Used by Financing Activities                     (52)              (31)
                                                        ------------      ------------

  Net Decrease in Cash and Cash Equivalents                      (28)              (36)

CASH AND CASH EQUIVALENTS
  Cash and Cash Equivalents at Beginning of Period                28                36
                                                        ------------      ------------

  Cash and Cash Equivalents at End of Period            $          -      $          -
                                                        ============      ============



See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  Consolidated Statement of Financial Position
                              (Millions of Dollars)




                                                                (Unaudited)
                                                                 March 30,         December 29,
                                                                   2001               2000
                                                               -------------       ------------
ASSETS
  Current Assets

     Cash and Cash Equivalents                                 $           -       $         28
     Accounts and Notes Receivable                                       293                274
     Materials and Supplies                                              241                219
     Deferred Income Taxes                                               106                109
     Income Taxes Receivable                                              63                 63
     Other Current Assets                                                 27                 31
                                                               -------------       ------------

           Total Current Assets                                          730                724

      Properties                                                      16,522             16,395
      Accumulated Depreciation                                        (4,593)            (4,518)
                                                               -------------       ------------

           Properties-Net                                             11,929             11,877

      Affiliates and Other Companies                                     193                200
      Other Long-Term Assets                                             551                547
                                                               -------------       ------------

           Total Assets                                        $      13,403       $     13,348
                                                               =============       ============

LIABILITIES
  Current Liabilities
     Accounts Payable                                          $         889       $        900
     Labor and Fringe Benefits Payable                                   347                311
     Casualty, Environmental and Other Reserves                          179                177
     Current Maturities of Long-Term Debt                                124                108
     Due to Parent Company                                               519                462
     Due to Affiliate                                                    125                125
     Other Current Liabilities                                           308                300
                                                               -------------       ------------

           Total Current Liabilities                                   2,491              2,383

  Casualty, Environmental and Other Reserves                             575                578
  Long-Term Debt                                                       1,113              1,156
  Deferred Income Taxes                                                3,099              3,085
  Other Long-Term Liabilities                                            625                624
                                                               -------------       ------------

           Total Liabilities                                           7,903              7,826
                                                               -------------       ------------

SHAREHOLDER'S EQUITY
  Common Stock, $20 Par Value:
     Authorized 10,000,000 Shares;
     Issued and Outstanding 9,061,038 Shares                             181                181
  Other Capital                                                        1,380              1,380
  Retained Earnings                                                    3,939              3,961
                                                               -------------       ------------

           Total Shareholder's Equity                                  5,500              5,522
                                                               -------------       ------------
           Total Liabilities and Shareholder's Equity          $      13,403       $     13,348
                                                               =============       ============



See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                       (All Tables in Millions of Dollars)

NOTE 1.  BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Transportation, Inc. (CSXT) and its majority-owned subsidiaries as of March 30, 2001 and December 29, 2000, the results of their operations and their cash flows for the quarters ended March 30, 2001 and March 31, 2000, such adjustments being of a normal recurring nature. CSXT is a wholly-owned subsidiary of CSX Corporation (CSX).

     While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in CSXT's latest Form 10-K. Certain prior-year data have been reclassified to conform to the 2001 presentation.

     CSXT follows a 52/53 week fiscal reporting calendar. Fiscal year 2001 will consist of 52 weeks ending on December 28, 2001. Fiscal year 2000 consisted of 52 weeks ended December 29, 2000. The financial statements presented are for the 13-week quarter ended March 30, 2001, the 13-week quarter ended March 31, 2000, and as of December 29, 2000.

NOTE 2.  INTEGRATED RAIL OPERATIONS WITH CONRAIL.

Background
----------

     CSX and Norfolk Southern Corporation (Norfolk Southern) completed the acquisition of Conrail Inc. (Conrail) in May 1997. Conrail owns the primary freight railroad system serving the northeastern United States, and its rail network extends into several mid-western states and into Canada. CSX and Norfolk Southern, through a jointly owned acquisition entity, hold economic interests in Conrail of 42% and 58%, respectively, and voting interests of 50% each. CSX and Norfolk Southern received regulatory approval from the Surface Transportation Board (STB) to exercise joint control over Conrail in August 1998 and subsequently began integrated operations over allocated portions of the Conrail lines in June 1999.

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

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 2.  INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued.

CSXT's Accounting for its Integrated Rail Operations With Conrail
-----------------------------------------------------------------

     Upon integration, substantially all of Conrail's customer freight contracts were assumed by CSXT and Norfolk Southern Railway. As a result, beginning June 1, 1999, CSXT's operating revenue includes revenue from traffic previously moving on Conrail. Operating expenses reflect corresponding increases for costs incurred to handle the new traffic and operate the former Conrail lines. Operating expenses also include an expense category, "Conrail Operating Fee, Rent and Services," which reflects costs incurred for the use of Conrail right-of-way and equipment, as well as charges for transportation, switching and terminal services provided by Conrail in the shared areas operated for the joint benefit of CSXT and Norfolk Southern Railway.

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

       At March 30, 2001 and December 29, 2000, CSXT had $4 million and $2 million, respectively, in amounts receivable from Conrail, principally for reimbursement of certain capital improvement costs. Conrail advances its available cash balances to CSX and Norfolk Southern under variable-rate demand loan agreements. At March 30, 2001 and December 29, 2000, Conrail had advanced $98 million and $40 million, respectively, to CSX under this arrangement at interest rates of 4.75% and 5.9%, respectively. CSXT also had amounts payable to Conrail of approximately $104 million and $127 million at March 30, 2001 and December 29, 2000, respectively, representing expenses incurred under the operating, equipment, and shared area agreements.

NOTE 3.  ACCOUNTS RECEIVABLE

     CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all rail freight accounts receivable to CSX Trade Receivables Corporation (CTRC), a wholly-owned subsidiary of CSX. Accounts receivable sold under this agreement totaled $949 million at March 30, 2001 and $947 million at December 29, 2000. In addition, CSXT has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in all miscellaneous accounts receivable. Accounts receivable sold under this agreement totaled $47 million at March 30, 2001 and at December 29, 2000. The sales of receivables have been reflected as reductions of "Accounts and Notes Receivable" in the Consolidated Statement of Financial Position. The net losses associated with sales of receivables were $19 million for the quarters ended March 30, 2001 and March 31, 2000.

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

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 4.  OTHER INCOME (EXPENSE)


                                                   Quarters Ended
                                            ------------------------------
                                              March 30,        March 31,
                                                2001             2000
                                            -------------    -------------
Income from Real Estate Operations(a)       $           9    $          11
Net Losses from Accounts Receivable Sold              (19)             (19)
Miscellaneous                                          (3)              (3)
                                            -------------    -------------

    Total                                   $         (13)   $         (11)
                                            =============    =============


(a) Gross revenue from real estate operations was $16 million and $19 million for the quarters ended March 30, 2001 and March 31, 2000, respectively.

NOTE 5.  RELATED PARTIES

     At March 30, 2001 and December 29, 2000, CSXT had deficit balances of $493 million and $446 million, respectively, relating to CSXT's participation in the CSX cash management plan, which is included in Due to Parent Company in the statement of financial position Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.

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

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 5.  RELATED PARTIES, Continued

     CSXT and CSX Insurance Company (CSX Insurance), a wholly-owned subsidiary of CSX, have entered into a loan agreement whereby CSXT may borrow up to $125 million from CSX Insurance. The loan is payable in full on demand. At March 30, 2001, and December 29, 2000, $125 million was outstanding. Interest on the loan is payable monthly at .45% over the LIBOR rate, and was 5.98% at March 30, 2001 and 7.07% at December 29, 2000. Interest expense incurred for the quarters ending March 30, 2001 and March 31, 2000 was $2 million and $1 million, respectively, relating to this loan agreement.

     During 1988, CSXT participated with S-L Service, Inc., a wholly-owned subsidiary of CSX, in four sale-leaseback arrangements. Under these arrangements, S-L Service, Inc. sold equipment to a third party and CSXT leased the equipment and assigned the lease to S-L Service, Inc.. S-L Service, Inc. is obligated for all lease payments and other associated equipment expenses. If S-L Service, Inc. defaults on its obligations under the arrangements, CSXT would assume the asset lease rights and obligations of $53.5 million at March 30, 2001.


NOTE 6.  COMMITMENTS AND CONTINGENCIES

New Orleans Tank Car Fire
-------------------------

     In September 1997, a state court jury in New Orleans, Louisiana returned a $2.5 billion punitive damages award against CSX Transportation, Inc. (CSXT), the wholly-owned rail subsidiary of CSX. The award was made in a class-action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 fire. The fire was caused by a leaking chemical tank car parked on CSXT tracks and resulted in the 36-hour evacuation of a New Orleans neighborhood. In the same case, the court awarded a group of 20 plaintiffs compensatory damages of approximately $2 million against the defendants, including CSXT, to which the jury assigned 15 percent of the responsibility for the incident. CSXT's liability under that compensatory damages award is not material, and adequate provision has been made for the award.

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

     In 2000, the City of New Orleans was granted permission by the trial court to assert an amended claim against CSXT, including a newly asserted claim for punitive damages. The City's case was originally filed in 1988, and while based on the 1987 tank car fire, is not considered to be part of the class action.

     Oral argument in the Louisiana Court of Appeals for the Fourth Circuit with regard to CSXT's appeal was held on January 12, 2001. A ruling is expected some time this year. Any review beyond that court is by discretionary writ.

     CSXT continues to pursue an aggressive legal strategy. At the present time, management is not in a position to determine whether the resolution of this case will have a material adverse effect on CSXT's financial position or results of operations in any future reporting period.

Environmental
-------------

     CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at 104 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

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

Environmental, Continued
------------------------

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

     Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at March 30, 2001 and Dec. 29, 2000 were $41 million. These recorded liabilities, which are undiscounted, include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where CSXT's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the March 30, 2001 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

     CSXT does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, latent conditions at any given location could result in exposure, the amount and materiality of which cannot presently be reliably estimated. Based upon information currently available, however, CSXT believes its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters will not materially affect its overall results of operations and financial condition.

Other Legal Proceedings
-----------------------

     A number of legal actions are pending against CSXT in which claims are made in substantial amounts. While the ultimate results of environmental investigations, lawsuits and claims against CSXT cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on CSXT's consolidated financial position, results of operations or cash flows. CSXT is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarter received.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

       CSXT follows a 52/53-week fiscal calendar. Fiscal year 2001 consists of 52 weeks, and fiscal year 2000 consisted of 52 weeks. The quarter ended March 30, 2001 consisted of 13 weeks and the quarter ended March 31, 2000 consisted of 13 weeks.

     CSXT reported net earnings of $31 million for the quarter ended March 30, 2001. In the prior year quarter, CSXT earned $22 million.

     Operating income of $98 million was 38% higher than the prior year quarter. Operating revenue of $1.53 billion was 1% higher than the 2000 period due primarily to the exceptionally strong demand for coal. Operating expense was consistent at $1.4 billion in both years.

     The following table provides rail carload and revenue data by service group and commodity for the quarters ended March 30, 2001 and March 31, 2000.

                                              Carloads                             Revenue
                                             (Thousands)                    (Millions of Dollars)
                                    -----------------------------       -------------------------------
                                     March 30,          March 31,          March 30,         March 31,
                                       2001               2000               2001               2000
                                    ----------          ---------       ------------       ------------
Merchandise
  Phosphates and Fertilizer                119                131       $         89       $         92
  Metals                                    82                 91                102                107
  Food and Consumer Products                40                 41                 58                 53
  Paper and Forest Products                122                137                160                168
  Agricultural Products                    100                 92                134                122
  Chemicals                                150                149                250                247
  Minerals                                  95                101                 90                 95
  Government                                 3                  3                  7                  5
                                    ----------          ---------       ------------       ------------
  Total Merchandise                        711                745                890                889

Automotive                                 127                158                194                227

Coal, Coke & Iron Ore
  Coal                                     439                396                416                371
  Coke                                      10                 12                 11                 12
  Iron Ore                                   5                  8                  3                  7
                                    ----------          ---------       ------------       ------------

  Total Coal, Coke & Iron Ore              454                416                430                390

  Other                                      -                  -                 18                  9
                                    ----------          ---------       ------------       ------------

Total Rail                               1,292              1,319       $      1,532       $      1,515
                                    ==========          =========       ============       ============

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED

RESULTS OF OPERATIONS, Continued

     Overall freight revenue was slightly higher than the first quarter of 2000 due primarily to an increase in coal revenue and strategic price initiatives. Merchandise demand decreased from prior year, particularly in the phosphates and fertilizer group and the paper and forest products commodity group. Automotive revenue decreased significantly, due primarily to automotive plant shut downs relating to a weak economy.

     As compared to the first quarter of 2000, operations of the railroad are running smoother in 2001. During the first quarter of 2000, CSXT was still experiencing operating difficulties and diminished service performance relating to the initial integration of operations over the Conrail territories. In 2001, primarily the result of strategic initiatives begun in mid-2000, CSXT has seen improvement in operations and service performance, and the railroad has seen significant improvements in most operating measures. The improved performance allowed CSXT to selectively raise rates helping offset decreased demand while also enabling CSXT to realize savings in certain operating expense categories. Increases in fuel expense due to price increases year over year and labor costs somewhat offset the savings in other operating expense categories.

OUTLOOK

     In the remainder of 2001, the challenge will be to continue to improve the financial performance of the railroad. This will be accomplished through continued service improvements, aggressive cost cutting initiatives and taking full advantage of revenue synergy opportunities from the Conrail transaction. Despite an economy that is showing clear signs of at least a short-term slow down, if not a contraction, CSXT expects to produce full year earnings that will show an increase from previous years. The coal unit is expected to continue to offset the decreased demand in other sectors through the remainder of the year. CSXT is hopeful that the second half of 2001 will produce some year over year increases in rail volumes. On the cost side, the impact of higher fuel costs is expected to have a negative impact on cost comparisons during the first part of the year but could be favorable if prices decline throughout the year.

OTHER MATTERS

Surface Transportation Board Moratorium on Rail Merger Applications and Proposed
--------------------------------------------------------------------------------
New Rules for Rail Mergers
---------------------------

     In March 2000, the Surface Transportation Board (STB) issued a decision establishing a moratorium on rail merger applications for a 15-month time period. The STB's deliberations on this matter were prompted by significant public concerns expressed following the December 1999 announcement by the Burlington Northern Santa Fe and Canadian National railroads of plans to merge and combine their respective rail systems. The moratorium was instituted to allow the STB time to address the potential downstream effects that a rail merger might have on the railroad industry at the present time, and to consider changes in the rules by which future rail mergers will be evaluated. In October 2000, the STB issued proposed new rules for rail mergers that would require companies to demonstrate how future mergers would enhance competition and make companies more accountable for claimed merger benefits and service. After considering public comments on the proposed new rules, the STB anticipates issuing final rules in June 2001.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED

OTHER MATTERS, Continued

Federal Court Decision Affecting Coal Mining Operations
--------------------------------------------------------

     In October 1999, a federal district court judge ruled that certain mountaintop coal mining practices in West Virginia were in violation of the federal Clean Water Act and the federal Surface Mining and Control Reclamation Act. The decision, if enforced, could have adversely affected CSXT's coal traffic and revenues. A federal appeals court overturned the decision on April 24, 2001, ruling that the case should properly have been brought in the West Virginia state courts.


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

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED

OTHER MATTERS, Continued

New Orleans Tank Car Fire, continued
------------------------------------

     In 1999, six of the nine defendants in the case reached a tentative settlement with the plaintiffs group. The basis of that settlement is an agreement that all claims for compensatory and punitive damages against the six defendants would be compromised for the sum of $215 million. That settlement was approved by the trial court in early 2000.

     In 2000, the City of New Orleans was granted permission by the trial court to assert an amended claim against CSXT, including a newly asserted claim for punitive damages. The City's case was originally filed in 1988, and while based on the 1987 tank car fire, is not considered to be part of the class action.

     Oral argument in the Louisiana Court of Appeals for the Fourth Circuit with regard to CSXT's appeal was held on January 12, 2001. A ruling is expected some time this year. Any review beyond that court is by discretionary writ.

     CSXT continues to pursue an aggressive legal strategy. At the present time, management is not in a position to determine whether the resolution of this case will have a material adverse effect on CSXT's financial position or results of operations in any future reporting period.

Forward Looking Statements
--------------------------

       Estimates and forecasts in Management's Discussion and Analysis and in other sections of this Annual Report are based on many assumptions about complex economic and operating factors with respect to industry performance, general business and economic conditions and other matters that cannot be predicted accurately and that are subject to contingencies over which CSXT has no control. Such forward-looking statements are subject to uncertainties and other factors that may cause actual results to differ materially from the views, beliefs, and projections expressed in such statements. The words "believe," "expect," "anticipate," "project," and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of CSXT. Any such statement speaks only as of the date the statement was made. CSXT undertakes no obligation to update or revise any forward-looking statement.

       Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (i) costs and operating difficulties related to the integration of Conrail may not be eliminated or resolved within the time frame currently anticipated; (ii) revenue and cost synergies expected from the integration of Conrail may not be fully realized or realized within the time frame anticipated; (iii) general economic or business conditions, either nationally or internationally, an increase in fuel prices, a tightening of the labor market or changes in demands of organized labor resulting in higher wages, or increased benefits or other costs or disruption of operations may adversely affect the businesses of CSXT; (iv) legislative or regulatory changes, including possible enactment of initiatives to reregulate the rail industry, may adversely affect the businesses of CSXT; (v) possible additional consolidation of the rail industry in the near future may adversely affect the operations and business of CSXT; and (vi) changes may occur in the securities and capital markets.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None.

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

Dated:  May 11, 2001