Form 10-Q
period 2001-06-29
CSX TRANSPORTATION INC
filed 2001-08-09
CIK 88128

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended June 29, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 29, 2001: 9,061,038 shares.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                           CSX TRANSPORTATION, INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2001
                                     INDEX

                                                                           Page Number
PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.      Consolidated Statement of Earnings-
         Quarters and Six Months Ended June 29, 2001 and June 30, 2000          3

2.      Consolidated Statement of Cash Flows-
         Six Months Ended June 29, 2001 and June 30, 2000                       4

3.      Consolidated Statement of Financial Position-
         At June 29, 2001 and December 29, 2000                                 5

Notes to Consolidated Financial Statements                                      6

Item 2:

Management's Discussion and Analysis                                           13


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                      17

Signature                                                                      17

                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      Consolidated Statement of Earnings
                             (Millions of Dollars)

                                                                              (Unaudited)
                                                          Quarters Ended                         Six Months Ended
                                                --------------------------------      -----------------------------------
                                                    June 29,         June 30,             June 29,             June 30,
                                                      2001             2000                 2001                2000
                                                --------------   ---------------      ---------------     ---------------
OPERATING REVENUE
  Merchandise                                     $        881     $         892        $       1,771       $       1,781
  Automotive                                               213               238                  407                 465
  Coal, Coke & Iron Ore                                    436               403                  866                 793
  Other                                                     26                15                   44                  24
                                                --------------   ---------------      ---------------      --------------

     Total                                               1,556             1,548                3,088               3,063
                                                --------------   ---------------      ---------------      --------------

OPERATING EXPENSE
  Labor and Fringe Benefits                                618               620                1,248               1,250
  Materials, Supplies and Other                            283               314                  555                 571
  Conrail Operating Fee, Rent and Services                  89                99                  177                 200
  Related Party Service Fees                                48                58                   96                 116
  Equipment Rent                                           104               140                  215                 276
  Depreciation                                             131               121                  262                 245
  Fuel                                                     131               133                  285                 271
                                                --------------   ---------------      ---------------      --------------

     Total                                               1,404             1,485                2,838               2,929
                                                --------------   ---------------      ---------------      --------------

OPERATING INCOME                                           152                63                  250                 134

Other Income (Expense)                                      18                 3                    5                  (8)

Interest Expense                                            32                27                   67                  50
                                                --------------   ---------------      ---------------      --------------

EARNINGS BEFORE INCOME TAXES                               138                39                  188                  76

Income Tax Expense                                          54                15                   73                  30
                                                --------------   ---------------      ---------------      --------------

NET EARNINGS                                      $         84     $          24        $         115       $          46
                                                ==============   ===============      ===============      ==============

See accompanying Notes to Consolidated Financial Statements.

                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                             (Millions of Dollars)

                                                                              (Unaudited)
                                                                            Six Months Ended
                                                                      ----------------------------
                                                                       June 29,          June 30,
                                                                         2001              2000
                                                                      -----------      -----------
OPERATING ACTIVITIES
  Net Earnings                                                        $       115       $       46
  Adjustments to Reconcile Net Earnings
   to Net Cash Provided:
     Depreciation                                                             262              245
     Deferred Income Taxes                                                     57               27
     Other Operating Activities                                                 4               53
     Changes in Operating Assets and Liabilities
       Accounts and Notes Receivable                                          (54)              83
       Sale of  Accounts Receivable-Net                                        49               34
       Other Current Assets                                                   (15)             (78)
       Current Liabilities                                                     27             (274)
                                                                      -----------       ----------

       Net Cash Provided by Operating Activities                              445              136
                                                                      -----------       ----------
INVESTING ACTIVITIES
  Property Additions                                                         (377)            (384)
  Other Investing Activities                                                    6              (27)
                                                                      -----------       ----------

       Net Cash Used by Investing Activities                                 (371)            (411)
                                                                      -----------       ----------
FINANCING ACTIVITIES
  Long-Term Debt Issued                                                         -              184
  Long-Term Debt Repaid                                                      (118)             (71)
  Advances from CSX                                                           118              201
  Cash Dividends Paid                                                        (106)            (110)
  Other Financing Activities                                                    4               35
                                                                      -----------       ----------

       Net Cash (Used) Provided by Financing Activities                      (102)             239
                                                                      -----------       ----------

  Net Decrease in Cash and Cash Equivalents                                   (28)             (36)

CASH AND CASH EQUIVALENTS
  Cash and Cash Equivalents at Beginning of Period                             28               36
                                                                      -----------       ----------

  Cash and Cash Equivalents at End of Period                          $         -       $        -
                                                                      ===========       ==========

See accompanying Notes to Consolidated Financial Statements.

                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                 Consolidated Statement of Financial Position
                             (Millions of Dollars)

                                                                 (Unaudited)
                                                                   June 29,          December 29,
                                                                    2001                 2000
                                                                 -----------         -------------
ASSETS
  Current Assets
     Cash and Cash Equivalents                                   $         -         $          28
     Accounts and Notes Receivable                                       286                   274
     Materials and Supplies                                              240                   219
     Deferred Income Taxes                                                99                   109
     Other Taxes Receivable                                               63                    63
     Other Current Assets                                                 26                    31
                                                                 -----------         -------------

       Total Current Assets                                              714                   724

  Properties                                                          16,634                16,395
  Accumulated Depreciation                                            (4,653)               (4,518)
                                                                 -----------         -------------

           Properties-Net                                             11,981                11,877

  Affiliates and Other Companies                                         194                   200
  Other Long-Term Assets                                                 580                   547
                                                                 -----------         -------------

       Total Assets                                              $    13,469         $      13,348
                                                                 ===========         =============

LIABILITIES
  Current Liabilities
     Accounts Payable                                            $       881         $         900
     Labor and Fringe Benefits Payable                                   327                   311
     Casualty, Environmental and Other Reserves                          182                   177
     Current Maturities of Long-Term Debt                                124                   108
     Due to Parent Company                                               590                   462
     Due to Affiliate                                                    125                   125
     Other Current Liabilities                                           316                   300
                                                                 -----------         -------------

       Total Current Liabilities                                       2,545                 2,383

  Casualty, Environmental and Other Reserves                             575                   578
  Long-Term Debt                                                       1,071                 1,156
  Deferred Income Taxes                                                3,132                 3,085
  Other Long-Term Liabilities                                            615                   624
                                                                 -----------         -------------

       Total Liabilities                                               7,938                 7,826
                                                                 -----------         -------------

SHAREHOLDER'S EQUITY
  Common Stock, $20 Par Value:
     Authorized 10,000,000 Shares;
     Issued and Outstanding 9,061,038 Shares                             181                   181
  Other Capital                                                        1,380                 1,380
  Retained Earnings                                                    3,970                 3,961
                                                                 -----------         -------------

       Total Shareholder's Equity                                      5,531                 5,522
                                                                 -----------         -------------

       Total Liabilities and Shareholder's Equity                $    13,469         $      13,348
                                                                 ===========         =============

See accompanying Notes to Consolidated Financial Statements.

                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Unaudited)
                      (All Tables in Millions of Dollars)

NOTE 1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Transportation, Inc. (CSXT or the "company") and its majority-owned subsidiaries as of June 29, 2001 and December 29, 2000, the results of their operations for the quarters and six months ended June 29, 2001 and June 30, 2000, and its cash flows for the six months ended June 29, 2001 and June 30, 2000, such adjustments being of a normal recurring nature. CSXT is a wholly-owned subsidiary of CSX Corporation (CSX). Certain prior-year data have been reclassified to conform to the 2001 presentation.

     While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in CSXT's latest Form 10-K.

     CSXT follows a 52/53 week fiscal reporting calendar. Fiscal year 2001 will consist of 52 weeks ending on December 28, 2001. Fiscal year 2000 consisted of 52 weeks ended December 29, 2000. The financial statements presented are for the 13-week quarters ended June 29, 2001 and June 30, 2000, the 26-week periods ended June 29, 2001 and June 30, 2000, and as of December 29, 2000.

NOTE 2. INTEGRATED RAIL OPERATIONS WITH CONRAIL.

Background
----------

     CSX and Norfolk Southern Corporation (Norfolk Southern) completed the acquisition of Conrail Inc. (Conrail) in May 1997. Conrail owns the primary freight railroad system serving the northeastern United States, and its rail network extends into several mid-western states and into Canada. CSX and Norfolk Southern, through a jointly owned acquisition entity, hold economic interests in Conrail of 42% and 58%, respectively, and voting interests of 50% each. CSX and Norfolk Southern received regulatory approval from the Surface Transportation Board (STB) to exercise joint control over Conrail in August 1998, and subsequently began integrated operations over allocated portions of the Conrail lines in June 1999.

     CSXT and Norfolk Southern Railway Company (Norfolk Southern Railway), the rail subsidiary of Norfolk Southern, operate their respective portions of the Conrail system pursuant to various operating agreements that took effect on June 1, 1999. Under these agreements, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail services in certain shared geographic areas for the joint benefit of CSXT and Norfolk Southern Railway for which it is compensated on the basis of usage by the respective railroads. The majority of Conrail's operations workforce transferred to CSXT or Norfolk Southern Railway, although certain operations, personnel, as well as certain management and administrative employees, remain at Conrail to oversee its ongoing business activities.

                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
                      (All Tables in Millions of Dollars)

NOTE 2. INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued.

CSXT's Accounting for its Integrated Rail Operations With Conrail
-----------------------------------------------------------------

     Upon integration, substantially all of Conrail's customer freight contracts were assumed by CSXT and Norfolk Southern Railway. As a result, beginning June 1, 1999, CSXT's operating revenue includes revenue from traffic previously recognized by Conrail. Operating expenses reflect corresponding increases for costs incurred to handle the new traffic and operate the former Conrail lines. Operating expenses also include an expense category, "Conrail Operating Fee, Rent and Services," which reflects costs incurred for the use of Conrail right-of-way and equipment, as well as charges for transportation, switching and terminal services provided by Conrail in the shared areas operated for the joint benefit of CSXT and Norfolk Southern Railway.

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

     At December 29, 2000, CSXT had $2 million in amounts receivable from Conrail, principally for reimbursement of certain capital improvement costs. Conrail advances its available cash balances to CSX and Norfolk Southern under variable-rate demand loan agreements. At June 29, 2001 and December 29, 2000, Conrail had advanced $142 million and $40 million, respectively to CSX under this agreement at interest rates of 4.08% and 5.9% respectively. CSXT also had amounts payable to Conrail of approximately $86 million and $127 million at June 29, 2001 and December 29, 2000, respectively, representing expenses incurred under the operating, equipment, and shared area agreements.

NOTE 3. ACCOUNTS RECEIVABLE

     CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all rail freight accounts receivable to CSX Trade Receivables Corporation (CTRC), a wholly-owned subsidiary of CSX. Accounts receivable sold under this agreement totaled $996 million at June 29, 2001 and $947 million at December 29, 2000. In addition, CSXT has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in all miscellaneous accounts receivable. Accounts receivable sold under this agreement totaled $47 million at June 29, 2001 and December 29, 2000. The sales of receivables have been reflected as reductions of "Accounts and Notes Receivable" in the Consolidated Statement of Financial Position. The net losses associated with sales of receivables were $20 million for the quarter and $39 million for the six months ended June 29, 2001, and $20 million for the quarter and $39 million for the six months ended June 30, 2000.

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

                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
                      (All Tables in Millions of Dollars)

NOTE 4. OTHER INCOME (EXPENSE)

                                                 Quarters Ended           Six Months Ended
                                             ---------------------    ----------------------
                                             June 29,     June 30,    June 29,      June 30,
                                               2001         2000        2001          2000
                                             --------     --------    --------      --------
Income from Real Estate Operations/(1)/      $     41     $     22    $     50      $     33
Net Losses from Accounts Receivable Sold          (20)         (20)        (39)          (39)
Miscellaneous                                      (3)           1          (6)           (2)
                                            ---------     --------    --------    ----------

    Total                                    $     18     $      3    $      5      $     (8)
                                            =========     ========    ========    ==========

/(1)/ Gross revenue from real estate operations was $49 million for the quarter and $65 million for the six months ended June 29, 2001, and $31 million and $50 million for the quarter and six months ended June 30, 2000.

NOTE 5. RELATED PARTIES

     At June 29, 2001 and December 29, 2000, CSXT had deficit balances of $564 million and $446 million, respectively, relating to CSXT's participation in the CSX cash management plan, which is included in Due to Parent Company in the Consolidated Statement of Financial Position. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.

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

                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited), Continued
                      (All Tables in Millions of Dollars)


NOTE 5. RELATED PARTIES, Continued

     CSXT and CSX Insurance Company (CSX Insurance), a wholly-owned subsidiary of CSX, have entered into a loan agreement whereby CSXT may borrow up to $125 million from CSX Insurance. The loan is payable in full on demand. At June 29, 2001, and December 29, 2000, $125 million was outstanding. Interest on the loan is payable monthly at .45% over the LIBOR rate, and was 4.96% at June 29, 2001 and 7.07% at December 29, 2000. Interest expense on the loan totaled $1.5 million and $3.5 million for the quarter and six months ended June 29, 2001, respectively, and $2 million and $3 million for the quarter and six months ended June 30, 2000, respectively.

     During 1988, CSXT participated with S-L Service, Inc., a wholly-owned subsidiary of CSX, in four sale-leaseback arrangements. Under these arrangements, S-L Service, Inc. sold equipment to a third party and CSXT leased the equipment and assigned the lease to S-L Service, Inc.. S-L Service, Inc. is obligated for all lease payments and other associated equipment expenses. If S-L Service, Inc. defaults on its obligations under the arrangements, CSXT would assume the asset lease rights and obligations of $52.2 million at June 29, 2001.

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

                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
                      (All Tables in Millions of Dollars)

NOTE 6. COMMITMENTS AND CONTINGENCIES, Continued

New Orleans Tank Car Fire, Continued
------------------------------------

     On June 27, 2001, the Louisiana Court of Appeal for the Fourth Circuit affirmed the judgment of the trial court, which judgment reduced the punitive damages verdict from $2.5 billion to $850 million. CSXT has moved the Louisiana Fourth Circuit Court for rehearing of certain issues raised in its appeal. CSXT intends to pursue an appeal with the Louisiana Supreme Court. While this appeal is not an appeal of right, CSXT believes that there are substantial grounds for review by the Louisiana Supreme Court.

     The compensatory damages awarded by the jury in the 1997 trial were also substantially reduced by the trial judge. A judgment reflecting the $850 million punitive award has been entered against CSXT. CSXT has obtained and posted an appeal bond, which has allowed it to appeal the 1997 compensatory and punitive awards, as reduced by the trial judge.

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

                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
                      (All Tables in Millions of Dollars)

NOTE 6. COMMITMENTS AND CONTINGENCIES, Continued

Environmental, Continued
------------------------

     CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at 238 sites, including the sites addressed under the Federal Superfund statute or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex.

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

     Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at June 29, 2001 and Dec. 29, 2000 were $38 million and $41 million, respectively. These recorded liabilities, which are undiscounted, include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where CSXT's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the June 29, 2001 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

Other Legal Proceedings
-----------------------

     A number of other legal actions are pending against CSXT in which claims are made in substantial amounts. While the ultimate results of these actions against CSXT cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on CSXT's consolidated financial position, results of operations or cash flows. CSXT is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarter received.

Note 7. SUBSEQUENT EVENT

Subsequent to quarter end, on July 18, 2001, a CSXT train was involved in a fire inside the Howard Street Tunnel near downtown Baltimore, Maryland. The fire was not contained completely until July 23, 2001. The fire's proximity to downtown Baltimore caused disruptions to a number of businesses. The incident also caused CSXT to reroute traffic and incur higher operating costs. CSXT and government officials have inspected the tunnel and determined that it is safe for normal rail operations. Substantially all service through the tunnel has resumed. At this time, management cannot estimate the ultimate loss relating to this incident. However, management believes that it will not be material to the Company's financial position, but could be material to the results of operations for the third quarter of 2001.

                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     CSXT follows a 52/53-week fiscal calendar. Fiscal year 2001 consists of 52 weeks. The financial statements presented are for the 13-week quarters ended June 29, 2001 and June 30, 2000, the 26-week periods ended June 29, 2001 and June 30, 2000, and as of December 29, 2000.

     CSXT reported net earnings of $115 million for the six months ended June 29, 2001. In the prior year period, the company earned $46 million.

     Operating income of $250 million for the first six months of 2001 was 87% higher than the first six months of 2000. Operating revenue of $3.1 billion for the first six months of 2001 was 1% higher than the 2000 period. Volumes were down slightly, but the effectiveness of the pricing programs more than offset the loss in volume. Operating expense decreased 3% to $2.8 billion for the six months ended June 29, 2001 compared to the first six months of 2000, primarily due to the network operating more efficiently.


     The following table provides rail carload and revenue data by service group and commodity for the six months ended June 29, 2001 and June 30, 2000.

                                             Carloads                       Revenue
                                         Six Months Ended               Six Months Ended
                                            (Thousands)              (Millions of Dollars)
                                   ----------------------------   ---------------------------
                                     June 29,         June 30,      June 29,        June 30,
                                       2001             2000          2001            2000
                                   -----------      -----------   ------------    -----------
Merchandise
  Phosphates and Fertilizer             224             254        $   164         $   167
  Metals                                167             181            207             214
  Food and Consumer Products             83              80            121             108
  Paper and Forest Products             243             272            321             337
  Agricultural Products                 192             179            259             239
  Chemicals                             297             303            494             502
  Minerals                              207             218            190             199
  Government                              5               6             15              15
                                   -----------   -------------    -----------     -----------
  Total Merchandise                   1,418           1,493          1,771           1,781

Automotive                              266             316            407             465

Coal, Coke & Iron Ore
  Coal                                  869             805            831             754
  Coke                                   21              24             24              25
  Iron Ore                               18              21             11              14
                                   -----------   -------------    -----------     -----------

  Total Coal, Coke & Iron Ore           908             850            866             793

      Other                               -               -             44              24
                                   -----------   -------------    -----------     -----------

Total Rail                            2,592           2,659        $ 3,088         $ 3,063
                                   ===========   =============    ===========     ===========

                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED

RESULTS OF OPERATIONS, Continued

     As mentioned above, overall volumes were down, but pricing programs successfully offset the loss in carloads. Weakness in the merchandise and automotive categories was somewhat offset by the strength of the coal business. Particularly weak in the second quarter were the phosphates and fertilizer and paper and forest product categories, but again selective pricing initiatives allowed for the carload shortfall to be somewhat overcome. Within the merchandise categories, only food and consumer and agriculture products were up year over year during the quarter and six months ended June 29, 2001.

     Operating expenses decreased by $77 million in the quarter versus the prior year. Reductions in materials, supplies and other, building and equipment rents, and Conrail related expenses resulted in the decrease compared to prior year. A portion of the improvement is related to reduction in volumes, but is primarily due to the network operating more efficiently and the gains being realized from the initiatives started in the latter half of fiscal 2000. These gains were partially offset by increases in labor and fringe benefits and depreciation. Fuel costs were consistent between periods with prices up slightly, but volumes down.


OUTLOOK

     In the remainder of 2001, the challenge will be to continue to improve the financial performance of the railroad. This is expected to be accomplished through continued service improvements, aggressive cost cutting initiatives and continued success in attracting traffic to move from trucks to CSXT. Despite a weak economy, CSXT continues to expect to produce full year earnings that will show an increase from previous years. CSXT expects that the second half of 2001 will produce some year over year rail volume increases in most, if not all, commodities.

OTHER MATTERS

Baltimore Tunnel Fire
---------------------

     Subsequent to quarter end, on July 18, 2001, a CSXT train was involved in a fire inside the Howard Street Tunnel near downtown Baltimore, Maryland. The fire was not contained completely until July 23, 2001. The fire's proximity to downtown Baltimore caused disruptions to a number of businesses. The incident also caused CSXT to reroute traffic and incur higher operating costs. CSXT and government officials have inspected the tunnel and determined that it is safe for normal rail operations. Substantially all service through the tunnel has resumed. At this time, management cannot estimate the ultimate loss relating to this incident. However, management believes that it will not be material to the Company's financial position, but could be material to the results of operations for the third quarter of 2001.

                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED

OTHER MATTERS, Continued

Surface Transportation Board Moratorium on Rail Merger Applications and Proposed
--------------------------------------------------------------------------------
New Rules for Rail Mergers
---------------------------

     In March 2000, the Surface Transportation Board (STB) issued a decision establishing a moratorium on rail merger applications for a 15-month time period. The STB's deliberations on this matter were prompted by significant public concerns expressed following the December 1999 announcement by the Burlington Northern Santa Fe and Canadian National railroads of plans to merge and combine their respective rail systems. The moratorium was instituted to allow the STB time to address the potential downstream effects that a rail merger might have on the railroad industry at the present time, and to consider changes in the rules by which future rail mergers will be evaluated. In June 2001, the STB issued new rules for rail mergers that requires companies to demonstrate how future mergers would enhance competition and make companies more accountable for claimed merger benefits and service.

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

     The new trial motion was denied by the trial court in August 1999. On November 5, 1999, the trial court issued an opinion that granted CSXT's motion for judgment notwithstanding the verdict and effectively reduced the amount of the punitive damages verdict from $2.5 billion to $850 million. CSXT believes that this amount (or any amount of punitive damages) is unwarranted and intends to pursue its full appellate remedies with respect to the 1997 trial as well as the trial judge's decision on the motion for judgment notwithstanding the verdict. The compensatory damages awarded by the jury in the 1997 trial were also substantially reduced by the trial judge. A judgment reflecting the $850 million punitive award has been entered against CSXT. CSXT has obtained and posted an appeal bond, which has allowed it to appeal the 1997 compensatory and punitive awards, as reduced by the trial judge.

     On June 27, 2001, the Louisiana Court of Appeal for the Fourth Circuit affirmed the judgment of the trial court, which judgment reduced the punitive damages verdict from $2.5 billion to $850 million. CSXT has moved the Louisiana Fourth Circuit Court for rehearing of certain issues raised in its appeal. CSXT intends to pursue an appeal with the Louisiana Supreme Court. While this appeal is not an appeal of right, CSXT believes that there are substantial grounds for review by the Louisiana Supreme Court.

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

                                  CSX TRANSPORTATION, INC.
                                  (Registrant)


                              By: /s/JAMES L. ROSS
                                  ----------------
                                   James L. Ross
                                   (Principal Accounting Officer)
Dated: August 9, 2001