Form 10-Q
period 2001-09-28
CSX TRANSPORTATION INC
filed 2001-11-08
CIK 88128

                                  FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended September 28, 2001

       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________


                         Commission File Number  1-3359

                            CSX TRANSPORTATION, INC.
             (Exact name of registrant as specified in its charter)

               Virginia                                 54-6000
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)


  500 Water Street, Jacksonville, Florida                32202
 (Address of principal executive offices)             (Zip Code)

                                 (904) 359-3100
              (Registrant's telephone number, including area code)

                                   No Change
  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
September 28, 2001: 9,061,038 shares.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                            CSX TRANSPORTATION, INC.
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2001
                                     INDEX

                                                                                   Page Number
PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.   Consolidated Statement of Earnings-
      Quarters and Nine Months Ended September 28, 2001 and September 29, 2000           3

2.   Consolidated Statement of Cash Flows-
      Nine Months Ended September 28, 2001 and September 29, 2000                        4

3.   Consolidated Statement of Financial Position-
      At September 28, 2001 and December 29, 2000                                        5

Notes to Consolidated Financial Statements                                               6

Item 2:

Management's Discussion and Analysis                                                    13

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                               18

Signature                                                                               18

                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                             (Millions of Dollars)

                                                                                    (Unaudited)
                                                                Quarters Ended                    Nine Months Ended
                                                        ------------------------------      ------------------------------
                                                        September 28,    September 29,      September 28,    September 29,
                                                            2001             2000               2001             2000
                                                        -------------    -------------      -------------    -------------
     OPERATING REVENUE
       Merchandise                                      $         852    $         870      $       2,623    $       2,651
       Automotive                                                 184              196                591              661
       Coal, Coke & Iron Ore                                      435              416              1,301            1,209
       Other                                                       24               18                 68               42
                                                        -------------    -------------      -------------    -------------

          Total                                                 1,495            1,500              4,583            4,563
                                                        -------------    -------------      -------------    -------------

     OPERATING EXPENSE
       Labor and Fringe Benefits                                  606              606              1,854            1,856
       Materials, Supplies and Other                              286              274                837              845
       Conrail Operating Fee, Rent and Services                    84               90                261              290
       Related Party Service Fees                                  44               56                140              172
       Equipment Rent                                             102              124                317              400
       Depreciation                                               130              122                392              367
       Fuel                                                       119              138                408              409
                                                        -------------    -------------      -------------    -------------

          Total                                                 1,371            1,410              4,209            4,339
                                                        -------------    -------------      -------------    -------------

     OPERATING INCOME                                             124               90                374              224

     Other Income (Expense)                                        (6)             (20)                (1)             (31)

     Interest Expense                                              30               29                 97               76
                                                        -------------    -------------      -------------    -------------

     EARNINGS BEFORE INCOME TAXES                                  88               41                276              117

     Income Tax Expense                                            31               14                104               44
                                                        -------------    -------------      -------------    -------------

     NET EARNINGS                                       $          57    $          27      $         172    $          73
                                                        =============    =============      =============    =============

See accompanying Notes to Consolidated Financial Statements.

                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                             (Millions of Dollars)

                                                                                            (Unaudited)
                                                                                         Nine Months Ended
                                                                                -------------------------------------
                                                                                September 28,           September 29,
                                                                                     2001                    2000
                                                                                -------------           -------------
     OPERATING ACTIVITIES
        Net Earnings                                                            $         172           $          73
        Adjustments to Reconcile Net Earnings
         to Net Cash Provided:
           Depreciation                                                                   392                     367
           Deferred Income Taxes                                                           87                      42
           Other Operating Activities                                                      (2)                     33
           Changes in Operating Assets and Liabilities
             Accounts and Notes Receivable                                                (26)                     98
             Sale of Accounts Receivable-Net                                               10                     (40)
             Other Current Assets                                                         (14)                    (92)
             Current Liabilities                                                          (94)                   (173)
                                                                                -------------           -------------

             Net Cash Provided by Operating Activities                                    525                     308
                                                                                -------------           -------------

     INVESTING ACTIVITIES
        Property Additions                                                               (566)                   (577)
        Other Investing Activities                                                          1                     (28)
                                                                                -------------           -------------
             Net Cash Used by Investing Activities                                       (565)                   (605)
                                                                                -------------           -------------
     FINANCING ACTIVITIES
        Long-Term Debt Issued                                                               -                     184
        Long-Term Debt Repaid                                                            (134)                    (87)
        Advances from CSX                                                                 324                     293
        Cash Dividends Paid                                                              (159)                   (165)
        Other Financing Activities                                                          4                      36
                                                                                -------------           -------------
             Net Cash Provided by Financing Activities                                     35                     261
                                                                                -------------           -------------

        Net Decrease in Cash and Cash Equivalents                                          (5)                    (36)

     CASH AND CASH EQUIVALENTS
        Cash and Cash Equivalents at Beginning of Period                                   28                      36
                                                                                -------------           -------------
        Cash and Cash Equivalents at End of Period                              $          23           $           -
                                                                                =============           =============

See accompanying Notes to Consolidated Financial Statements.

                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  Consolidated Statement of Financial Position
                             (Millions of Dollars)

                                                                             (Unaudited)
                                                                            September 28,            December 29,
                                                                                 2001                   2000
                                                                          -----------------       ----------------
     ASSETS
        Current Assets
            Cash and Cash Equivalents                                     $              23       $             28
            Accounts and Notes Receivable                                               305                    274
            Materials and Supplies                                                      240                    219
            Deferred Income Taxes                                                        58                    109
            Other Taxes Receivable                                                       63                     63
            Other Current Assets                                                         22                     31
                                                                          -----------------       ----------------

                Total Current Assets                                                    711                    724

        Properties                                                                   16,781                 16,395
        Accumulated Depreciation                                                     (4,656)                (4,518)
                                                                          -----------------       ----------------

                Properties-Net                                                       12,125                 11,877

        Affiliates and Other Companies                                                  199                    200
        Other Long-Term Assets                                                          544                    547
                                                                          -----------------       ----------------

                Total Assets                                              $          13,579       $         13,348
                                                                          =================       ================

     LIABILITIES
        Current Liabilities
            Accounts Payable                                              $             826       $            900
            Labor and Fringe Benefits Payable                                           343                    311
            Casualty, Environmental and Other Reserves                                  182                    177
            Current Maturities of Long-Term Debt                                        123                    108
            Due to Parent Company                                                       797                    462
            Due to Affiliate                                                            125                    125
            Other Current Liabilities                                                   315                    300
                                                                          -----------------       ----------------

                Total Current Liabilities                                             2,711                  2,383

         Casualty, Environmental and Other Reserves                                     547                    578
         Long-Term Debt                                                               1,060                  1,156
         Deferred Income Taxes                                                        3,121                  3,085
         Other Long-Term Liabilities                                                    605                    624
                                                                          -----------------       ----------------

                Total Liabilities                                                     8,044                  7,826
                                                                          -----------------       ----------------

     SHAREHOLDER'S EQUITY
        Common Stock, $20 Par Value:
            Authorized 10,000,000 Shares;
            Issued and Outstanding 9,061,038 Shares                                     181                    181
         Other Capital                                                                1,380                  1,380
         Retained Earnings                                                            3,974                  3,961
                                                                          -----------------       ----------------

                Total Shareholder's Equity                                            5,535                  5,522
                                                                          -----------------       ----------------

                Total Liabilities and Shareholder's Equity                $          13,579       $         13,348
                                                                          =================       ================

See accompanying Notes to Consolidated Financial Statements.

                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                      (All Tables in Millions of Dollars)


NOTE 1.  BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Transportation, Inc. (CSXT or the "company") and its majority-owned subsidiaries as of September 28, 2001 and December 29, 2000, the results of their operations for the quarters and nine months ended September 28, 2001 and September 29, 2000, and its cash flows for the nine months ended September 28, 2001 and September 29, 2000, such adjustments being of a normal recurring nature. CSXT is a wholly-owned subsidiary of CSX Corporation (CSX). Certain prior-year data have been reclassified to conform to the 2001 presentation.

     While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in CSXT's latest Form 10-K.

     CSXT follows a 52/53 week fiscal reporting calendar. Fiscal years 2001 and 2000 consist of 52 weeks ending on December 28, 2001 and December 29, 2000. The financial statements presented are for the 13-week quarters ended September 28, 2001 and September 29, 2000, the 39-week periods ended September 28, 2001 and September 29, 2000, and as of December 29, 2000.

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

                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
                      (All Tables in Millions of Dollars)


NOTE 2.  INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued.

CSXT's Accounting for its Integrated Rail Operations With Conrail
-----------------------------------------------------------------

       Upon integration, substantially all of Conrail's customer freight contracts were assumed by CSXT and Norfolk Southern Railway. As a result, beginning June 1, 1999, CSXT's operating revenue includes revenue from traffic previously recognized by Conrail. Operating expenses reflect corresponding increases to costs incurred to handle the new traffic and operate the former Conrail lines. Operating expenses also include an expense category, "Conrail Operating Fee, Rent and Services," which reflects payment to Conrail for the use of right-of-way and equipment, as well as charges for transportation, switching, and terminal services provided by Conrail in the shared areas Conrail operates for the joint benefit of CSX and Norfolk Southern.

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

       At December 29, 2000, CSXT had $2 million in amounts receivable from Conrail, principally for reimbursement of certain capital improvement costs. Conrail advances its available cash balances to CSX and Norfolk Southern under variable-rate demand loan agreements. At September 28, 2001 and December 29, 2000, Conrail had advanced $191 million and $40 million, respectively, to CSX under this arrangement at interest rates of 3.8% and 5.90%, respectively. CSXT also had amounts payable to Conrail of $78 million and $127 million at September 28, 2001 and December 29, 2000, respectively, representing billings from Conrail under the operating, equipment, and shared area agreements.

NOTE 3.  ACCOUNTS RECEIVABLE

     CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all rail freight accounts receivable to CSX Trade Receivables Corporation (CTRC), a wholly-owned subsidiary of CSX. Accounts receivable sold under this agreement totaled $957 million at September 28, 2001 and $947 million at December 29, 2000. In addition, CSXT has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in all miscellaneous accounts receivable. Accounts receivable sold under this agreement totaled $47 million at September 28, 2001 and December 29, 2000. The sales of receivables have been reflected as reductions of "Accounts and Notes Receivable" in the Consolidated Statement of Financial Position. The net losses associated with sales of receivables were $19 million for the quarter and $58 million for the nine months ended September 28, 2001, and $19 million for the quarter and $58 million for the nine months ended September 29, 2000.

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

                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
                      (All Tables in Millions of Dollars)


NOTE 4.  OTHER INCOME (EXPENSE)

                                                         Quarters Ended                            Nine Months Ended
                                             --------------------------------------    ---------------------------------------
                                              September 28,         September 29,         September 28,         September 29,
                                                  2001                   2000                 2001                  2000
                                             ---------------       ----------------      ---------------       ---------------
Income from Real Estate Operations/(1)/      $            15       $              5      $            65       $            38
Net Losses from Accounts Receivable Sold                 (19)                   (19)                 (58)                  (58)
Miscellaneous                                             (2)                    (6)                  (8)                  (11)
                                             ---------------       ----------------      ---------------       ---------------

    Total                                    $            (6)      $            (20)     $            (1)      $           (31)
                                             ===============       ================      ===============       ===============

/(1)/ Gross revenue from real estate operations was $21 million for the quarter and $86 million for the nine months ended September 28, 2001, and $13 million and $63 million for the quarter and nine months ended September 29, 2000.

NOTE 5.  RELATED PARTIES

     At September 28, 2001 and December 29, 2000, CSXT had deficit balances of $770 million and $446 million, respectively, relating to CSXT's participation in the CSX cash management plan, which is included in Due to Parent Company in the Consolidated Statement of Financial Position. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio.

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

                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
                      (All Tables in Millions of Dollars)


NOTE 5.  RELATED PARTIES, Continued

     CSXT and CSX Insurance Company (CSX Insurance), a wholly-owned subsidiary of CSX, have entered into a loan agreement whereby CSXT may borrow up to $125 million from CSX Insurance. The loan is payable in full on demand. At September 28, 2001, and December 29, 2000, $125 million was outstanding. Interest on the loan is payable monthly at .45% over the LIBOR rate, and was 4.02% at September 28, 2001 and 7.07% at December 29, 2000. Interest expense on the loan totaled $1.4 million and $4.9 million for the quarter and nine months ended September 28, 2001, respectively, and $2.1 million and $5.1 million for the quarter and nine months ended September 29, 2000, respectively.

     During 1988, CSXT participated with S-L Service, Inc., a wholly-owned subsidiary of CSX, in four sale-leaseback arrangements. Under these arrangements, S-L Service, Inc. sold equipment to a third party and CSXT leased the equipment and assigned the lease to S-L Service, Inc.. S-L Service, Inc. is obligated for all lease payments and other associated equipment expenses. If S-L Service, Inc. defaults on its obligations under the arrangements, CSXT would assume the asset lease rights and obligations of $50.6 million at September 28, 2001.

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

     In 1999, six of the nine defendants in the case reached a tentative settlement with the plaintiffs group. The basis of the settlement is an agreement that all claims for compensatory and punitive damages against the six defendants would be compromised for the sum of $215 million. The settlement was approved by the trial court in early 2000.

     In 2000, the City of New Orleans was granted permission by the trial court to assert an amended claim against CSXT, including a newly asserted claim for punitive damages. The City's case was originally filed in 1988, and while based on the 1987 tank car fire, is not considered to be part of the class action.

     In April of 2001, a group of approximately 100 New Orleans firefighters and their spouses brought an action against CSXT and other defendants in the original tank car fire case, styled Hilda Austin, wife of and Edward F. Austin, Sr. et al. versus Norfolk Southern Corporation et al., Civil District Court for the Parish of Orleans (Louisiana), No. 2001-5104. This action purports to be a claim by the firefighters for injuries allegedly incurred during the September, 1987 tank car fire. The Austin matter has been transferred to the presiding trial judge in the tank car fire case and consolidated with the main case. A motion on behalf of the Austin plaintiffs to intervene in the main case is now pending before the trial judge. CSXT intends to oppose the motion to intervene, and believes that this claim is not timely brought.

     On June 27, 2001, the Louisiana Court of Appeal for the Fourth Circuit affirmed the judgment of the trial court, which judgment reduced the punitive damages verdict from $2.5 billion to $850 million. CSXT moved the Louisiana Fourth Circuit Court for rehearing of certain issues raised in its appeal; that motion was denied on August 2, 2001.

     On August 30, 2001, CSXT filed with the Louisiana Supreme Court an application that the court take jurisdiction over and reverse the 1997 punitive damages award. The Louisiana Supreme Court's jurisdiction in this case is discretionary. Opposing papers were filed by counsel on October 15, 2001. If the Louisiana Supreme Court takes jurisdiction of the case, an additional round of briefing and oral argument may precede any decision by the court. If the Louisiana Supreme Court does not take jurisdiction, or if its resolution of the issues is unsatisfactory, CSXT intends to seek further review before the United States Supreme Court.

     CSXT continues to pursue an aggressive legal strategy. At the present time, management is not in a position to determine whether the resolution of this case will have a material adverse effect on the Company's financial position or results of operations in any future reporting period.

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

     CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at 231 sites, including the sites addressed under the Federal Superfund statute or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex.

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

     Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at September 28, 2001 and Dec. 29, 2000 were $36 million and $41 million, respectively. These recorded liabilities, which are undiscounted, include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where CSXT's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the September 28, 2001 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
                      (All Tables in Millions of Dollars)
                      -----------------------------------

NOTE 6.  COMMITMENTS AND CONTINGENCIES, Continued

Environmental, Continued
------------------------

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

Purchase Commitments
--------------------

     The company has entered into fixed-price forward fuel purchase agreements for approximately 50% of its fuel requirements over the next fifteen months. These agreements amount to approximately 360 million gallons in commitments at a weighted average of 78 cents per gallon.

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

                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

     CSXT follows a 52/53-week fiscal calendar. Fiscal year 2001 consists of 52 weeks. The financial statements presented are for the 13-week quarters ended September 28, 2001 and September 29, 2000, the 39-week periods ended September 28, 2001 and September 29, 2000, and as of December 29, 2000.

     CSXT reported net earnings of $172 million for the nine months ended September 28, 2001. In the prior year period, the company earned $73 million.

     Operating income of $374 million for the first nine months of 2001 was 67% higher than the first nine months of 2000. Operating revenue of $4.6 billion for the first nine months of 2001 was consistent with the 2000 period. Operating expense decreased 3% to $4.2 billion for the nine months ended September 28, 2001 compared to the first nine months of 2000, primarily due to the network operating more efficiently.

     The following table provides rail carload and revenue data by service group and commodity for the nine months ended September 28, 2001 and September 29, 2000.

                                                          Carloads                                   Revenue
                                                     Nine Months Ended                          Nine Months Ended
                                                        (Thousands)                           (Millions of Dollars)
                                        ---------------------------------------      --------------------------------------
                                            September 28,        September 29,         September 28,          September 29,
                                                 2001                 2000                  2001                 2000
                                        ------------------     ----------------      -----------------       --------------
Merchandise
  Phosphates and Fertilizer             $         325          $       369           $       227             $     242
  Metals                                          250                  266                   312                   316
  Food and Consumer Products                      124                  120                   180                   165
  Paper and Forest Products                       363                  400                   482                   497
  Agricultural Products                           280                  265                   377                   355
  Chemicals                                       440                  453                   730                   751
  Minerals                                        322                  334                   291                   303
  Government                                        8                    8                    24                    22
                                        ------------------     ----------------      ----------------       ---------------
  Total Merchandise                             2,112                2,215                 2,623                 2,651

Automotive                                        385                  448                   591                   661

Coal, Coke & Iron Ore
  Coal                                          1,291                1,238                 1,248                 1,151
  Coke                                             31                   36                    36                    36
  Iron Ore                                         30                   35                    17                    22
                                        ------------------     ----------------      ----------------       ---------------
  Total Coal, Coke & Iron Ore                   1,352                1,309                 1,301                 1,209

      Other                                         -                    -                    68                    42
                                        ---------------        ----------------       ----------------       ---------------
Total Rail                              $       3,849          $     3,972            $    4,583             $   4,563
                                        ===============        ================       ================       ===============

                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED


RESULTS OF OPERATIONS, Continued

     General merchandise volumes were down 4% for the quarter and 5% for the first nine months compared to 2000. In the third quarter, selective pricing initiatives, continued success with truck conversions and mix improvements in the various merchandise commodity groups continued to successfully offset some of the volume shortfalls, particularly in metals, and paper and forest. For the first nine months, only volumes for food and consumer, and agriculture products were up on a year over year basis. Coal volumes in the third quarter were 3% lower year over year due to unusually low production levels, particularly during miners' vacation in July. Coal revenues increased 5%, reflecting various pricing initiatives and mix improvements.

     Operating expenses decreased by $42 million in the quarter versus the prior year. Reductions in labor and fringe benefits, building and equipment rent, and fuel were the primary components. A portion of the reduction is related to volumes, but is primarily due to the network operating more efficiently. The decrease in fuel costs can also be attributed to a 7.8 cent decline in the average fuel price for the third quarter versus one year ago. These benefits were partially offset by increases in materials, supplies and other and depreciation.

OUTLOOK

     In the remainder of 2001, the challenge will be to continue to improve the financial performance of the railroad. This is expected to be accomplished through continued service improvements, which will serve as the catalyst for sustained yield improvements, aggressive cost cutting initiatives and continued success in attracting traffic to move from trucks to CSXT. Despite a weak economy, CSXT continues to expect to produce full year earnings that will show an increase from previous years.

     The company has entered into fixed price forward fuel purchase agreements to cover approximately 50% of CSXT's fuel requirements over the next fifteen months. These agreements amount to approximately 360 million gallons in commitments at 78 cents per gallon.

OTHER MATTERS

Baltimore Tunnel Fire
---------------------

     On July 18, 2001 a CSXT train was involved in a fire inside the Howard Street Tunnel near downtown Baltimore, Maryland. The fire was not contained completely until July 23, 2001. The fire's proximity to downtown Baltimore caused disruptions to a number of businesses. The incident also caused CSXT to reroute traffic and incur higher operating costs. By the end of July, CSXT and government officials had inspected the tunnel and determined that it was safe for normal rail operations. All service through the tunnel has resumed. The company incurred approximately $13 million in charges to third quarter operating income relating to this incident.

Events of September 11, 2001
----------------------------

     On September 11, 2001, in cooperation with government authorities and President Bush's declaration of a national emergency related to the terrorist attacks and tragic events on that date, all CSXT traffic in and out of greater New York, Boston and Washington, D.C. was suspended and certain terminals were closed. CSXT resumed normal operations, and all CSXT facilities were open and fully operational, on September 12 with the exception of the New York/New Jersey Port Authority terminal.

                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED


OTHER MATTERS, Continued

Events of September 11, 2001, Continued
---------------------------------------

     In connection with the terrorist attacks of September 11, 2001, CSX is participating actively in industry task forces to identify and implement additional security measures. At the same time, the industry is working with governmental agencies, including the Federal Railroad Administration and the Congress, to coordinate our security efforts and to identify specific areas that may justify government participation.

     It is not possible to predict the effects of the terrorist attacks and subsequent developments related to those attacks, particularly their impact on the United States and international economies, or the impact, if any, on our future results of operations.

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

                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED


OTHER MATTERS, Continued

New Orleans Tank Car Fire, continued
------------------------------------

     In 1999, six of the nine defendants in the case reached a tentative settlement with the plaintiffs group. The basis of the settlement is an agreement that all claims for compensatory and punitive damages against the six defendants would be compromised for the sum of $215 million. The settlement was approved by the trial court in early 2000.

     In 2000, the City of New Orleans was granted permission by the trial court to assert an amended claim against CSXT, including a newly asserted claim for punitive damages. The City's case was originally filed in 1988, and while based on the 1987 tank car fire, is not considered to be part of the class action.

     In April of 2001, a group of approximately 100 New Orleans firefighters and their spouses brought an action against CSXT and other defendants in the original tank car fire case, styled Hilda Austin, wife of and Edward F. Austin, Sr. et al. versus Norfolk Southern Corporation et al., Civil District Court for the Parish of Orleans (Louisiana), No. 2001-5104. This action purports to be a claim by the firefighters for injuries allegedly incurred during the September, 1987 tank car fire. The Austin matter has been transferred to the presiding trial judge in the tank car fire case and consolidated with the main case. A motion on behalf of the Austin plaintiffs to intervene in the main case is now pending before the trial judge. CSXT intends to oppose the motion to intervene, and believes that this claim is not timely brought.

     On June 27, 2001, the Louisiana Court of Appeal for the Fourth Circuit affirmed the judgment of the trial court, which judgment reduced the punitive damages verdict from $2.5 billion to $850 million. CSXT moved the Louisiana Fourth Circuit Court for rehearing of certain issues raised in its appeal; that motion was denied on August 2, 2001.

     On August 30, 2001, CSXT filed with the Louisiana Supreme Court an application that the court take jurisdiction over and reverse the 1997 punitive damages award. The Louisiana Supreme Court's jurisdiction in this case is discretionary. Opposing papers were filed by counsel on October 15, 2001. If the Louisiana Supreme Court takes jurisdiction of the case, an additional round of briefing and oral argument may precede any decision by the court. If the Louisiana Supreme Court does not take jurisdiction, or if its resolution of the issues is unsatisfactory, CSXT intends to seek further review before the United States Supreme Court.

     CSXT continues to pursue an aggressive legal strategy. At the present time, management is not in a position to determine whether the resolution of this case will have a material adverse effect on the Company's financial position or results of operations in any future reporting period.

                   CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED


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

Dated:  November 7, 2001