Form 10-K
period 2001-12-28
CSX TRANSPORTATION INC
filed 2002-03-12
CIK 88128

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 28, 2001

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

Exhibit Index can be found on page 7.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

        Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value of the voting stock at February 22, 2002, was $-0-, excluding the voting stock held by the parent of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant has 9,061,038 shares of common stock, par value $20.00, outstanding at February 22, 2002.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                          2001 FORM 10-K ANNUAL REPORT
                                Table of Contents

Item No.                                                                                               Page
--------                                                                                               ----
                                     PART I

   1  Business                                                                                         4-5
   2. Properties                                                                                       4-5
   3. Legal Proceedings                                                                                  5
   4. Submission of Matters to a Vote of Security Holders                                                5

                                    PART II

   5. Market for Registrant's Common Stock and Related Stockholder Matters                               5
   6. Selected Financial Data                                                                            5
   7. Management's Discussion and Analysis                                                               5
7.A.  Quantitative and Qualitative Disclosures About Market Risk                                         6
   8. Financial Statements and Supplementary Data                                                        6
   9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               6

                                    PART III

  10. Directors, Executive Officers, Promoters and Control Persons of the Registrant                     6
  11. Executive Compensation                                                                             6
  12. Security Ownership of Certain Beneficial Owners and Management                                     6
  13. Certain Relationships and Related Transactions                                                     6

                                    PART IV

  14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                                  7-8



      Signatures                                                                                         9

      Index to Consolidated Financial Statements                                                        10

                                     PART I

Items 1. & 2. Business and Properties

General
-------

              CSX Transportation, Inc. (CSXT or the company) is engaged principally in the business of railroad transportation and operates a system composed of approximately 23,000 miles of first main line track in 23 states, the District of Columbia, and two Canadian provinces. Headquartered in Jacksonville, Florida, CSXT conducts railroad operations in its own name and through railroad subsidiaries, employing an average of approximately 35,000 employees during its most recent fiscal year

              CSXT is a wholly-owned subsidiary of CSX Corporation (CSX). CSX is a publicly-owned Virginia corporation with headquarters at One James Center, 901 East Cary Street, Richmond, Virginia, 23219-4031. CSX also owns other transportation businesses which include CSX Intermodal, Inc., an intermodal and trucking company; CSX Lines, LLC, an ocean container-shipping company; and CSX World Terminals, LLC, a container-freight terminal company. CSX also has interests in real estate, resorts and resort management.

              During 1999, CSXT's rail system expanded significantly with the integration of Conrail Inc. (Conrail) in the Northeast, brought about by the joint CSX /Norfolk Southern Corporation (Norfolk Southern) acquisition of Conrail that was approved by federal regulators in 1998. CSXT now operates in every major market east of the Mississippi River and serves more ports than any railroad in the country.

              For information concerning business conducted by CSXT during 2001, see "Management's Discussion and Analysis" on pages 32-37.

Roadway
-------

              On December 28, 2001, CSXT's consolidated system consisted of 40,520 miles of track as follows:

                                                                         Track
                                                                         Miles
                                                                         -----

                    First Main                                          23,297
                    Second Main                                          5,518
                    Passing, Crossovers and Turnouts                     2,865
                    Way and Yard Switching                               8,840
                                                                      ---------
                        Total                                           40,520
                                                                      =========

              Included above are 6,601 miles of leased track, 6,509 miles of track under trackage right agreements with other railroads (including 5,755 miles of track leased from Conrail) and 256 miles of track under operating contracts.

Equipment
---------

           On December 28, 2001, CSXT and subsidiaries owned or leased the following:

                                            Owned        Leased          Total
                                         -----------    ---------    -----------
              Locomotives
                   Freight                    2,350          808           3,158
                   Switching                    177           25             202
                   Auxiliary Units              181           11             192
                                         -----------    ---------    -----------
                       Total                  2,708          844           3,552
                                         ===========    =========    ===========

              Freight Cars
                   Gondolas                  15,854       16,720          32,574
                   Open Top Hoppers          12,618       12,548          25,166
                   Box Cars                  10,318        8,512          18,830
                   Covered Hoppers           11,186        6,937          18,123
                   Flat Cars                    964       18,979          19,943
                   Other                        808            5             813
                                         -----------    ---------    -----------
                       Total                 51,748       63,701         115,449
                                         ===========    =========    ===========

Included in leased equipment are 665 locomotives and 17,415 freight cars leased from Conrail.

Item 3.    Legal Proceedings

           In response to this item, the information set forth on pages 34-35 of this document in "Management's Discussion and Analysis," under the caption "Legal Proceedings" is incorporated by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

           Information omitted in accordance with General Instruction I(2)(c).

                                     PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters

           There is no market for CSXT's common stock as CSXT is a wholly-owned subsidiary of CSX. During the years 2001, 2000 and 1999, CSXT paid dividends on its common stock aggregating $212 million, $220 million and $219 million, respectively.

Item 6.    Selected Financial Data

           Information omitted in accordance with General Instruction I(2)(a)

Item 7.    Management's Discussion and Analysis

           Information omitted in accordance with General Instruction I(2)(a). However, in compliance with said Instruction, see "Management's Discussion and Analysis" on pages 32-37.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

              The company is subject to risk relating to changes in the price of diesel fuel. Forward purchase agreements have been entered into with various suppliers for approximately 294 million gallons of fuel, which is approximately 50% of the 2002 requirement, at a weighted average price of 78 cents per gallon. The company is subject to fluctuations in prices for the remainder of its 2002 needs. A one cent change in the price per gallon of fuel would impact fuel expense by approximately $3 million.

              CSXT participates in the CSX cash management plan, under which excess cash is advanced to CSX for investment. CSX then makes cash funds available to CSXT as needed for use in their operations, and are committed to repay all amounts due on demand should circumstances require. CSXT is charged for borrowings or compensated for investments based on returns earned by the plan portfolio. At December 28, 2001, CSXT had a $1.1 billion deficit balance relating to CSXT's participation in the CSX cash management plan, which is included in Due to Parent Company in the statement of financial position. A 1% increase or decrease in the borrowing rate would have approximately a $11 million affect on interest expense.

Item 8.       Financial Statements and Supplementary Data

              The consolidated financial statements of CSXT and notes thereto required in response to this item are included herein (refer to Index to Consolidated Financial Statements on page 10).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              None.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

              Information omitted in accordance with General Instruction
              I(2)(c).

Item 11.      Executive Compensation

              Information omitted in accordance with General Instruction
              I(2)(c).

Item 12.      Security Ownership of Certain Beneficial Owners and Management

              Information omitted in accordance with General Instruction
              I(2)(c).

Item 13.      Certain Relationships and Related Transactions

              Information omitted in accordance with General Instruction
              I(2)(c).

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

              (a) 1.  Financial Statements

                           See Index to Consolidated Financial Statements on page 10.

                  2.  Financial Statement Schedules

                           The information required by Schedule II is included in Note 10 to the consolidated financial statements. All other financial statement schedules are not applicable.

                  3.  Exhibits

                           (3.1) Articles of Incorporation, as amended ( incorporated by reference to Exhibit 3.1 to Form 10-K dated March 8, 1996)

                           (3.2) By-laws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to Form 10-K dated March 14, 2000)

                           (4.1)    Articles of Incorporation, as amended (See
                                    Exhibit 3.1)

                           (4.2)    By-laws of the Registrant, as amended (See
                                    Exhibit 3.2)

                           Pursuant to Regulation S-K, Item 601 (b) (4)(iii), instruments that define the rights of holders of the Registrant's long-term debt securities, where the long-term debt securities authorized under each instrument do not exceed 10% of the Registrant's total assets, have been omitted and will be furnished to the Commission upon request.

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

                           (24) *    Powers of Attorney

              (b) Reports on Form 8-K

                  None

              *   Filed herewith
                                      -8-

Signatures
----------

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2002.

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

        Signatures                                             Title
        ----------                                             -----

/s/ John W. Snow                             Chairman of the Board and Director
----------------
    John W. Snow*

/s/ Mark G. Aron                             Director
----------------
    Mark G. Aron*

/s/ Alan F. Crown                            Executive Vice President
-----------------                            Transportation and Director
    Alan F. Crown*

/s/ Andrew B. Fogarty                        Director
---------------------
    Andrew B. Fogarty*

/s/ P. Michael Giftos                        Executive Vice-President and Chief
---------------------                        Commercial Officer and Director
    P. Michael Giftos*

/s/ Paul R. Goodwin                          Director
-------------------
    Paul R. Goodwin*

/s/ Michael J. Ward                          President (Principal Executive
-------------------                          Officer) and Director
    Michael J. Ward*

/s/ Frederick J. Favorite                    Senior Vice-President-Finance
-------------------------                    (Principal Finance Officer)
    Frederick J. Favorite*

/s/ Rachel Geiersbach
-----------------------
    *Rachel Geiersbach
    (Attorney-in-Fact)

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----

Report of Independent Auditors                                               11

CSX Transportation, Inc. and Subsidiaries

     Consolidated Financial Statements and Notes to Consolidated
       Financial Statements Submitted Herewith:

         Consolidated Statement of Earnings -
            Fiscal Years Ended December 28, 2001,
            December 29, 2000 and December 31, 1999                          12

         Consolidated Statement of Cash Flows -
            Fiscal Years Ended December 28, 2001,
            December 29, 2000 and December 31, 1999                          13

         Consolidated Statement of Financial Position -
            December 28, 2001 and December 29, 2000                          14

         Consolidated Statement of Retained Earnings
            Fiscal Years Ended December 28, 2001,
            December 29, 2000 and December 31, 1999                          15

         Notes to Consolidated Financial Statements                          16

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
                -------------------------------------------------

To the Shareholder and Board of Directors of CSX Transportation, Inc.

          We have audited the accompanying consolidated statements of financial position of CSX Transportation, Inc. and subsidiaries as of December 28, 2001 and December 29, 2000, and the related consolidated statements of earnings, cash flows, and retained earnings for each of the three fiscal years in the period ended December 28, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CSX Transportation, Inc. and subsidiaries at December 28, 2001 and December 29, 2000, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2001, in conformity with accounting principles generally accepted in the United States.

                                             /s/ ERNST & YOUNG LLP



Jacksonville, Florida
February 13, 2002

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                              (Millions of Dollars)

                                                                     Fiscal Years Ended
                                                 ------------------------------------------------------------
                                                    December 28,         December 29,          December 31,
                                                      2001                  2000                  1999
                                                 ----------------      ----------------     -----------------
OPERATING REVENUE
     Merchandise                                 $      3,460          $      3,513          $      3,238
     Automotive                                           794                   869                   760
     Coal, Coke and Iron Ore                            1,739                 1,623                 1,565
     Other                                                 89                    70                    60
                                                 ----------------      ----------------     -----------------

         Total                                          6,082                 6,075                 5,623
                                                 ----------------      ----------------     -----------------

OPERATING EXPENSE
     Labor and Fringe Benefits                          2,464                 2,463                 2,225
     Materials, Supplies and Other                      1,100                 1,103                 1,029
     Conrail Operating Fee, Rent and Services             353                   382                   249
     Related Party Service Fees                           186                   214                   287
     Building & Equipment Rent                            413                   517                   495
     Depreciation                                         522                   494                   468
     Fuel                                                 525                   577                   317
     New Orleans Litigation Provision                      60                     -                     -
     Workforce Reduction Program                            -                     -                    53
                                                 ----------------      ----------------     -----------------

         Total                                          5,623                 5,750                 5,123
                                                 ----------------      ----------------     -----------------

OPERATING INCOME                                          459                   325                   500

Other Expense, net                                          5                    35                    51

Interest Expense, net                                     130                   120                    77
                                                 ----------------      ----------------     -----------------

EARNINGS BEFORE INCOME TAXES                              324                   170                   372

Income Tax Expense                                        121                    73                   159
                                                 ----------------      ----------------     -----------------

NET EARNINGS                                     $        203          $         97          $        213
                                                 ================      ================     =================

See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Millions of Dollars)

                                                                                     Fiscal Years Ended
                                                                   --------------------------------------------------------
                                                                    December 28,       December 29,         December 31,
                                                                        2001               2000                 1999
                                                                   ----------------   ----------------    -----------------
OPERATING ACTIVITIES
     Net Earnings                                                   $       203       $        97         $      213
     Adjustments to Reconcile Net Earnings
       to Net Cash Provided

         Depreciation                                                       522               494                468
         Deferred Income Taxes                                              131               100                155
         Workforce Reduction Program                                          -                 -                 53
         Other Operating Activities                                           6                (4)                15
         Changes in Operating Assets and Liabilities
              Accounts and Notes Receivable                                   2               173               (467)
              Redemption of Accounts Receivable                             (28)               (4)               310
              Other Current Assets                                          (20)              (37)                77
              Accounts Payable                                               20              (199)               284
              Other Current Liabilities                                      11              (144)                87
                                                                   ----------------   ----------------    -----------------

              Net Cash Provided by Operating Activities                     847               476              1,195
                                                                   ----------------   ----------------    -----------------

INVESTING ACTIVITIES
     Property Additions                                                    (848)             (822)            (1,299)
     Short-term Investments                                                (220)                -                  -
     Other Investing Activities                                              (4)               (2)                47
                                                                   ----------------   ----------------    -----------------

              Net Cash Used by Investing Activities                      (1,072)             (824)            (1,252)
                                                                   ----------------   ----------------    -----------------

FINANCING ACTIVITIES
     Long-term Debt Issued                                                    -               185                284
     Long-term Debt Repaid                                                 (185)             (102)              (107)
     Advances from CSX                                                      619               446                  -
     Cash Dividends Paid to Affiliate                                      (212)             (220)              (219)
     Other Financing Activities                                               2                31                (42)
                                                                   ----------------   ----------------    -----------------

              Net Cash Provided (Used) by Financing Activities              224               340                (84)
                                                                   ----------------   ----------------    -----------------

     Net Decrease in Cash and Cash Equivalents                               (1)               (8)              (141)

CASH AND CASH EQUIVALENTS
     Cash and Cash Equivalents at Beginning of Period                        28                36                177
                                                                   ----------------   ----------------    -----------------

     Cash and Cash Equivalents at End of Period                     $        27       $        28         $       36
                                                                   ================   ================    =================

SUPPLEMENTAL CASH FLOW INFORMATION
     Interest Paid - Net of Amounts Capitalized                     $        98       $       103         $       75
                                                                   ================   ================    =================
     Income Taxes Paid                                              $        59       $         5         $        5
                                                                   ================   ================    =================

See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                              (Millions of Dollars)

                                                                       December 28,         December 29,
                                                                           2001                 2000
                                                                    -------------------  -------------------
ASSETS
     Current Assets
     Cash and Cash Equivalents                                      $                27  $                28
     Short-term Investments                                                         220                    -
     Accounts Receivable                                                            289                  271
     Notes Receivable                                                                62                    3
     Materials and Supplies                                                         181                  168
     Deferred Income Taxes                                                          142                  109
     Income Taxes Receivable                                                         78                   63
     Other Current Assets                                                            32                   31
                                                                    -------------------  -------------------
              Total Current Assets                                                1,031                  673
                                                                    -------------------  -------------------
     Properties                                                                  16,644               16,395
     Accumulated Depreciation                                                    (4,427)              (4,518)
                                                                    -------------------  -------------------
              Properties-Net                                                     12,217               11,877
                                                                    -------------------  -------------------
     Affiliates and Other Companies                                                 198                  200
     Other Long-term Assets                                                         567                  547
                                                                    -------------------  -------------------
              Total Assets                                          $            14,013  $            13,297
                                                                    ===================  ===================

LIABILITIES
     Current Liabilities
     Accounts Payable                                               $               820  $               849
     Labor and Fringe Benefits Payable                                              320                  311
     Casualty, Environmental and Other Reserves                                     178                  177
     Current Maturities of Long-term Debt                                           170                  108
     Income and Other Taxes Payable                                                 192                  120
     Due to Parent Company                                                        1,107                  462
     Due to Affiliate                                                               125                  125
     Other Current Liabilities                                                      196                  180
                                                                    -------------------  -------------------
              Total Current Liabilities                                           3,108                2,332
     Casualty, Environmental and Other Reserves                                     532                  578
     Long-term Debt                                                               1,033                1,156
     Deferred Income Taxes                                                        3,250                3,085
     Other Long-term Liabilities                                                    577                  624
                                                                    -------------------  -------------------

              Total Liabilities                                                   8,500                7,775
                                                                    -------------------  -------------------
SHAREHOLDER'S EQUITY
     Common Stock, $20 Par Value:
         Authorized 10,000,000 Shares;
         Issued and Outstanding 9,061,038 Shares                                    181                  181
     Other Capital                                                                1,380                1,380
     Retained Earnings                                                            3,952                3,961
                                                                    -------------------  -------------------
              Total Shareholder's Equity                                          5,513                5,522
                                                                    -------------------  -------------------
              Total Liabilities and Shareholder's Equity            $            14,013  $            13,297
                                                                    ===================  ===================

See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                              (Millions of Dollars)

                                                          December 28,        December 29,         December 31,
                                                              2001                2000                 1999
                                                        -----------------   -----------------   ------------------
Beginning Balance                                          $        3,961       $       4,084      $         4,090

Net Earnings                                                          203                  97                  213

Dividends - Common                                                   (212)               (220)                (219)
                                                        -----------------   -----------------   ------------------
Ending Balance                                             $        3,952       $       3,961      $         4,084
                                                        =================   =================   ==================

See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (All Tables in Millions of Dollars)

NOTE 1.        SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------

               CSX Transportation, Inc. (CSXT) is a rail freight transportation company operating a system composed of approximately 23,000 route miles of track in 23 states, the District of Columbia and two Canadian provinces. Rail shipments include merchandise traffic, automobiles and related products, and coal, coke and iron ore. Merchandise traffic accounted for 57% of rail revenue in 2001, while automotive traffic accounted for 13% and coal, coke and iron ore accounted for 29%. Merchandise traffic includes chemicals, paper and forest products, agricultural products, minerals, metals, phosphates and fertilizer, and food and consumer products. Coal shipments originate principally from mining locations in the eastern United States and primarily supply domestic utility and export markets.

               CSXT is a wholly-owned subsidiary of CSX Corporation (CSX).

Principles of Consolidation
---------------------------

               The consolidated financial statements include CSXT and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in companies that are not majority-owned are carried at either cost or equity, depending on the extent of control.

Fiscal Year
-----------

               CSXT follows a 52/53 week fiscal reporting calendar. Fiscal years 2001 and 2000 consisted of 52 weeks. Fiscal year 1999 consisted of 53 weeks. A 52-week fiscal year consists of four 13-week quarters; a 53-week year reports an extra week in the first quarter.

Cash and Cash Equivalents
-------------------------

               Cash and cash equivalents primarily consist of cash in banks and short-term investments with an original maturity of less than 3 months.

Short-term Investments
----------------------

               Included in short-term investments is $220 million of deposits relating to the New Orleans case discussed in Note 14.

Materials and Supplies
----------------------

               Materials and supplies consist primarily of fuel and items for maintenance of property and equipment, and are carried at average cost.

Properties
----------

               All properties are stated at cost, less an allowance for accumulated depreciation. Track-related structures and rolling stock are depreciated using the group-life method over estimated useful lives of three to 50 years.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES, Continued

Properties, Continued
---------------------

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

           Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or group of assets. Where impairment is indicated, assets are evaluated and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value.

Revenue & Expense Recognition
-----------------------------

           Transportation revenue and expense is recognized proportionately as freight moves from origin to destination. Other revenue and expense, which relates to switching, demurrage and incidental service charges, as well as interline switching settlements, is recognized when the service is performed.

Environmental Costs
-------------------

           Environmental costs are charged to expense when they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities are recorded when CSXT's responsibility for environmental remedial efforts is deemed probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or CSXT's commitment to a formal plan of action.

Common Stock and Other Capital
------------------------------

           There have been no changes in common stock during the last three years.

Casualty Reserve Management
---------------------------

           CSXT incurs claims for occupational injuries, personal injuries and accidents. Casualty reserves are estimated based upon the first reporting of an accident or personal injury, and updated as information develops. Liabilities for accidents are based upon the type and severity of the injury or claim and the use of current trends and historical data. The company believes it has recorded liabilities in sufficient amounts to cover all identified claims, and estimates of incurred, but not reported, personal injury and accident claims. Unreported occupational injuries are not subject to reasonable estimation, thus no provision is made for incurred, but not reported occupation injuries. Occupational injury, personal injury and accident liabilities amount to $435 million and $457 million at December 28, 2001 and December 29, 2000, respectively.

         CSX TRANSPORTATION, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED
                         FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES, Continued

Use of Estimates
----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain revenues and expenses for each fiscal year and certain assets and liabilities at the end of each fiscal year. Actual results may differ from those estimates. Significant estimates must be made in determining litigation, arbitration, casualty and environmental reserves.

Prior-Year Data
---------------

         Certain prior-year data have been reclassified to conform to the 2001 presentation.

NOTE 2.  INTEGRATED RAIL OPERATIONS WITH CONRAIL

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

               As a result of the integration, a number of employees' positions at Conrail were eliminated and certain duplicate facilities were closed. Under the agreements among the parties, CSXT and Norfolk Southern Railway assumed various obligations related to these actions. During 2001, 2000, and 1999, CSXT incurred approximately $35, $42, and $66 million, respectively, of costs related to separation and relocation of Conrail employees and for lease payments on certain Conrail facilities no longer being used after the integration. These costs are reflected in "Materials, Supplies and Other" expense in CSXT's consolidated statement of earnings.

Transactions With Conrail
-------------------------

               The agreement under which CSXT operates its allocated portion of the Conrail route system has an initial term of 25 years and may be renewed at CSXT's option for two five-year terms. Operating fees paid to Conrail under the agreement are subject to adjustment every six years based on the fair value of the underlying system. Lease agreements for the Conrail equipment operated by CSXT cover varying terms. CSXT is responsible for all costs of operating, maintaining, and improving the routes and equipment under these agreements. Future minimum payments to Conrail under the operating, equipment, and shared area agreements total $259 million for 2002, $256 million for 2003, $262 million for 2004, $255 million for 2005, $245 million for 2006 and $4 billion for years after 2006.

               At December 28, 2001 and December 29, 2000, CSXT had amounts payable to Conrail of approximately $88 million and $127 million, respectively, representing expenses incurred under the operating, equipment, and shared area agreements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 3.  WORKFORCE REDUCTION PROGRAM

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

               The company also completed a smaller, non-voluntary program that was announced in late 2000 and continued through 2001. This program resulted in approximately 220 position reductions. Expense of $5 million was recorded in each of 2001 and 2000.

NOTE 4.  SUPPLEMENTAL CONSOLIDATED STATEMENT OF EARNINGS FINANCIAL DATA.

          Operating expense includes the following:

                                                           2001          2000          1999
                                                           ----          ----          ----
          Selling, General and Administrative Expense      $911          $731          $935
                                                           ====          ====          ====


NOTE 5.  OTHER EXPENSE, Net

                                                           2001          2000          1999
                                                        ----------    ----------     ----------
Income from Real Estate Operations/(a)/                 $   (83)      $   (47)       $      (66)
Net Losses from Accounts Receivable Sold                     78            77                63
Conrail Transition Expenses                                   -             -                67
Miscellaneous                                                10             5               (13)
                                                        ----------    ----------     ----------

    Total                                               $     5       $    35        $       51
                                                        ==========    ==========     ==========

(a) Gross revenue from real estate operations was $114 million, $77 million and $95 million in 2001, 2000 and 1999, respectively.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 6.    INCOME TAXES

           Income tax expense information is as follows:

                                          2001          2000           1999
                                       -----------   ------------   -----------
           Current
                Federal                $    (11)     $    (33)      $      15
                State and Foreign             1             6             (11)
                                       -----------   ------------   -----------
                    Total                   (10)          (27)              4
                                       -----------   ------------   -----------

           Deferred
                Federal                     117            85              94
                State                        14            15              61
                                       -----------   ------------   -----------
                    Total                   131           100             155
                                       -----------   ------------   -----------
                         Total Expense $    121      $     73       $     159
                                        ===========   ============   ===========


              Income tax expense reconciled to the tax computed at statutory rates is as follows:

                                         2001               2000                1999
                                   -----------------   ----------------    ----------------
           Tax at Statutory Rates  $   113    35%      $    60     35%     $    130   35%
           State Income Taxes           10     3            13      8            33    9
           Other                        (2)   (1)            -      -            (4)  (1)
                                   -------- --------   --------- ------    --------- ------
                    Total Expense  $   121    37%      $    73     43%     $    159   43%
                                   ======== ========   ========= ======    ========= ======

              Deferred state income tax expense in 1999 includes $27 million for the increase in the company's effective deferred state income tax rate, which is applied to CSXT's cumulative temporary differences, as a result of the sale of certain CSX assets.

The significant components of deferred tax assets and liabilities include:

                                                        December 28,          December 29,
                                                            2001                  2000
                                                     -------------------  ----------------------
           Deferred Tax Assets
                Productivity/Restructuring Charges
                Employee Benefit Plans               $          102       $           107
                Other                                            97                   136
                                                                429                   360
                    Total                            -------------------  ----------------------
                                                                628                   603
                                                     -------------------  ----------------------
           Deferred Tax Liabilities
                Accelerated Depreciation
                Other                                         3,451                 3,291
                                                                285                   288
                    Total                            -------------------  ----------------------
                                                              3,736                 3,579
           Net Deferred Tax Liabilities              -------------------  ----------------------
                                                      $       3,108       $         2,976
                                                     ===================  ======================

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 6. INCOME TAXES, Continued

          CSXT and its subsidiaries are included in the consolidated federal income tax return filed by CSX. The consolidated current federal income tax expense or benefit is allocated to CSXT and its subsidiaries as though CSXT had filed a separate consolidated federal return. At December 28, 2001 and December 29, 2000, approximately $110 million and $45 million of income taxes due to CSX were included in Other Current Liabilities, respectively.

          Examinations of the federal income tax returns of CSX and its principal subsidiaries have been completed through 1990. Returns for 1991 through 1998 are currently under examination. Management believes adequate provision has been made for any adjustments that might be assessed.

NOTE 7.   RELATED PARTIES

          At December 28, 2001, CSXT had a $1.1 billion deficit balance relating to CSXT's participation in the CSX cash management plan, which is included in Due to Parent Company in the statement of financial position. At December 29, 2000, CSXT had a $446 million deficit balance under the terms of the cash management plan. CSXT incurred interest (expense)/income of $(30) million, $(13) million, and $3 million in 2001, 2000, and 1999, respectively, relating to CSXT's participation in the plan. These amounts are included in interest expense on the statement of earnings. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. Depending on the position, CSXT and CSX are committed to repay all amounts due each other on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio. The average borrowing rate for the year 2001 was 3.36%

          Related Party Service Fees expense consists of amounts related to a management service fee charged by CSX; data processing related charges from CSX Technology, Inc. (CSX Technology); the reimbursement, under an operating agreement, from CSX Intermodal, Inc. (CSXI), for costs incurred by CSXT related to intermodal operations; charges from Total Distribution Services, Inc. (TDSI), for services provided at automobile ramps; and charges from TRANSFLO Terminal Services, Inc. (TRANSFLO) for services provided at bulk commodity facilities. The management service fee charged by CSX represents compensation for certain corporate services provided to CSXT. These services include, but are not limited to, development of corporate policy and long-range strategic plans, allocation of capital, placement of debt, maintenance of employee benefit plans, internal audit and tax administration. The fee is calculated as a percentage of CSX's investment in CSXT. The data processing related charges are compensation to CSX Technology for the development, implementation and maintenance of computer systems, software and associated documentation for the day-to-day operations of CSXT. CSX Technology, CSXI, TDSI, and TRANSFLO are wholly-owned subsidiaries of CSX.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 7.   RELATED PARTIES, Continued

          CSXT and CSX Insurance Company (CSX Insurance), a wholly-owned subsidiary of CSX, have entered into a loan agreement whereby CSXT may borrow up to $125 million from CSX Insurance. The loan is payable in full on demand. At December 28, 2001, and December 29, 2000, $125 million was outstanding under the agreement. Interest on the loan is payable monthly at .45% over the LIBOR rate, and was 2.563% at December 28, 2001 and 7.065% at December 29, 2000. Interest expense related to the loan was $6 million, $7 million and $5 million for the fiscal years ended December 28, 2001, December 29, 2000, and December 31, 1999, respectively.

          CSXT participates with CSX Lines, LLC (CSX Lines), a wholly-owned subsidiary of CSX, in four sale-leaseback arrangements. Under these arrangements, CSX Lines sold equipment to a third party and CSXT leased the equipment and assigned the lease to CSX Lines. CSX Lines is obligated for all lease payments and other associated equipment expenses. If CSX Lines defaults on its obligations under the arrangements, CSXT would assume the asset lease rights and obligations of $51 million at December 28, 2001.

NOTE 8.  ACCOUNTS RECEIVABLE

          CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all rail freight accounts receivable to CSX Trade Receivables Corporation (CTRC), a wholly-owned subsidiary of CSX. Accounts receivable sold under this agreement totaled $966 million at December 28, 2001 and $947 million at December 29, 2000. In addition, through November 2001, CSXT had a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in all miscellaneous accounts receivable. Accounts receivable sold under this agreement was $47 million at December 29, 2000. The sale of receivables have been reflected as reductions of "Accounts Receivable" in the consolidated statement of financial position. The net losses associated with sales of receivables were $78 million, $77 million, and $63 million for the fiscal years ended December 28, 2001, December 29, 2000, and December 31, 1999, respectively.

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

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 9. PROPERTIES

                                                   December 28, 2001
                                      --------------------------------------
                                                    Accumulated
                                        Cost       Depreciation         Net
                                      -------      -------------     --------

          Road                        $11,035       $ 2,343          $ 8,692
          Equipment                     5,467         2,077            3,390
          Other                           142             7              135
                                      -------       -------          -------

          Total                       $16,644       $ 4,427          $12,217
                                      =======       =======          =======

                                                   December 29, 2000
                                     ----------------------------------------
                                                 Accumulated
                                       Cost      Depreciation         Net
                                     --------    ------------    ------------

          Road                        $10,718       $ 2,423          $ 8,295
          Equipment                     5,532         2,093            3,439
          Other                           145             2              143
                                      -------       -------          -------

          Total                       $16,395       $ 4,518          $11,877
                                      =======       =======          =======

NOTE 10.  CASUALTY, ENVIRONMENTAL AND OTHER RESERVES/(a)/

          Activity relating to casualty, environmental and other reserves is as follows:

                                          Casualty         Environmental       Separation
                                          Reserves           Reserves          Liabilities         Total
                                      ---------------    -----------------   ---------------  --------------
     Balance December 25, 1998             $335               $  75             $ 285              $ 695

     Charged to Expense                     266                   3                --                269
     Payments and Other Reductions         (166)                (25)              (16)              (207)
                                          -----               -----             -----              -----
     Balance December 31, 1999              435                  53               269                757

     Charged to Expense                     209                  --                --                209
     Payments                              (187)                (12)              (12)              (211)
                                          -----               -----             -----              -----
     Balance December 29, 2000              457                  41               257                755

     Charged to Expense                     155                   1                --                157
     Payments                              (177)                (10)              (14)              (202)
                                          -----               -----             -----              -----
     Balance December 28, 2001            $ 435               $  32             $ 243              $ 710
                                          =====               =====             =====              =====

(a) Balances include current portion of casualty and environmental reserves and separation liabilities, respectively, of $148 million, $15 million and $15 million at December 28, 2001, $147 million, $15 million and $15 million at December 29, 2000 and $146 million, $20 million and $15 million at December 31, 1999.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 10.  CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued

          CSXT incurs claims for occupational injuries, personal injuries and accidents. Casualty reserves are estimated based upon the first reporting of an accident or personal injury and updated as information develops. Liabilities for accidents are based upon the type and severity of the injury or claim and the use of current trends and historical data. The company believes it has recorded liabilities in sufficient amounts to cover all identified claims and an estimate of incurred, but not reported personal injury and accident claims. Unreported occupational injuries are not subject to reasonable estimation, thus no provision is made for incurred, but not reported occupation injuries.

          Separation liabilities at December 28, 2001 relate to productivity charges recorded in 1991 and 1992 to provide for the estimated costs of implementing workforce reductions, improvements in productivity and other cost reductions. The remaining liabilities are expected to be paid out over the next 15 to 20 years.

NOTE 11.  LONG-TERM DEBT

                                                   Average
     Type and Maturity Date                   Interest Rates at       Dec. 28, 2001      Dec. 29, 2000
                                                Dec. 28, 2001
------------------------------------------   --------------------    ----------------   -----------------
     Equipment Obligations (2002-2015)                   7 %                   $  950            $1,038
     Mortgage Bonds (2002-2003)                          3 %                       55                56
     Capital Leases and Other Obligations
        (2002-2021)                                      7 %                      198               170
                                                                               ------            ------

     Total                                                                      1,203             1,264

     Less Debt Due Within One Year                                                170               108
                                                                               ------            -------

     Total Long-Term Debt                                                      $1,033            $1,156
                                                                               ======            ======

          CSXT has long-term debt maturities for 2002 through 2006 aggregating $170 million, $196 million, $107 million, $110 million and $106 million, respectively.

          A portion of the properties and certain other assets of CSXT and its subsidiaries are pledged as security for various long-term debt issues.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          Fair values of the company's financial instruments are estimated by reference to quoted prices from market sources and financial institutions, as well as other valuation techniques. At December 28, 2001, the fair value of long-term debt, including current maturities, was $1.27 billion, compared with a carrying amount of $1.2 billion. At December 29, 2000, the fair value of long-term debt, including current maturities, was $1.28 billion, compared with a carrying amount of $1.26 billion. The fair value of long-term debt has been estimated using discounted cash flow analyses based upon the company's current incremental borrowing rates for similar types of financing arrangements. The fair value of all other financial instruments approximates carrying value.

NOTE 13.  EMPLOYEE BENEFIT PLANS

Pension Plans
-------------

          CSXT, in conjunction with CSX and its subsidiaries, sponsor defined benefit pension plans principally for salaried employees. The plans provide eligible employees with retirement benefits based principally on years of service and compensation rates near retirement. CSX allocates to CSXT a portion of the net pension expense for the CSX pension plans based on CSXT's relative level of participation. The allocated expense from the various CSX pension plans amounted to a credit of $3 million in 2001 and $2 million in 2000 and expense of $33 million in 1999. During 1999, CSXT received $109 million ($66 million after tax) in pension assets from CSX through capital contributions.

Savings Plans
-------------

          CSXT maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements of CSXT and subsidiary companies. Expense for these plans was $13 million for 2001, $14 million for 2000 and $20 million for 1999.

Other Postretirement Benefit Plans
----------------------------------

          In addition to the CSX defined benefit pension plans, CSXT participates with CSX and other affiliates in two defined benefit postretirement plans that provide medical and life insurance benefits to most full-time salaried employees upon their retirement. The postretirement medical plan is contributory, with retiree contributions adjusted annually. The life insurance plan is non-contributory. CSX allocates to CSXT a portion of the expense for these plans based on CSXT's relative level of participation. The allocated expense amounted to $31 million in 2001, $22 million in 2000 and $20 million in 1999.

Other Plans
-----------

          Under collective bargaining agreements, the company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 13.  EMPLOYEE BENEFIT PLANS, Continued

Other Plans, Continued
----------------------

assessments generally based on number of employees covered, hours worked, tonnage moved or a combination thereof. Total contributions of $285 million, $242 million and $168 million, respectively, were made to these plans in 2001, 2000 and 1999.

          Certain officers and key employees of CSXT participate in stock purchase, performance and award plans of CSX. CSXT is allocated its share of any cost to participate in these plans.

NOTE 14.  COMMITMENTS AND CONTINGENCIES.

Commitments
-----------

Lease Commitments

          In addition to the agreements covering routes and equipment leased from Conrail, CSXT leases equipment from other parties under agreements with terms up to 21 years. Non-cancelable, long-term leases generally include provisions for maintenance, options to purchase at fair value and to extend the terms. At December 28, 2001, minimum equipment rentals under non-cancelable operating leases totaled approximately $124 million for 2002, $112 million for 2003, $92 million for 2004, $90 million for 2005, $83 million for 2006 and $517 million thereafter.

          Rent expense on equipment operating leases, exclusive of the Conrail agreements, amounted to $413 million, $517 million, and $495 million in 2001, 2000, and 1999, respectively. Included in these amounts were net daily rental charges on railroad operating equipment of $289 million, $369 million and $341 million in 2001, 2000, and 1999, respectively.

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

Purchase Commitments

          The company has entered into fuel purchase agreements for approximately 50% of its fuel requirements over the next twelve months. These agreements amount to approximately 294 million gallons in commitments at a weighted average of 78 cents per gallon. These contracts require the company to take monthly delivery of specified quantities of fuel at a fixed price. These contracts cannot be net settled.

          The company also has a commitment under a long-term maintenance program for approximately 40% of its fleet of locomotives. The agreement expires in 2024 and totals $2.7 billion. Minimum payments under this agreement are $120 million of 2002, $124 million for 2003, $125 million for 2004, $131 million for 2005, $159 million for 2006 and $2.1 billion thereafter.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 14.   COMMITMENTS AND CONTINGENCIES, Continued

Contingencies
-------------

STB Proceeding

           On December 21, 2001, Duke Energy Corporation filed a complaint before the U.S. Surface Transportation Board alleging that certain CSXT common carrier coal rates are unreasonably high. A similar complaint was filed by Duke against Norfolk Southern. At this time the outcome of the proceeding against CSXT is uncertain and would only apply to billings subsequent to 2001. CSXT is pursuing an aggressive legal strategy in its defense against this complaint.

New Orleans Tank Car Fire

           In September 1997 a state court jury in New Orleans, Louisiana returned a $2.5 billion punitive damages award against CSXT. The award was made in a class-action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 tank car fire.

           In October 1997 the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. In February 1999 the Louisiana Supreme Court issued a further decision authorizing and instructing the trial court to enter individual punitive damage judgments in favor of the 20 plaintiffs who had received awards of compensatory damages.

           On November 5, 1999, the trial court issued an opinion that granted CSXT's motion for judgment notwithstanding the verdict and effectively reduced the amount of the punitive damages verdict from $2.5 billion to $850 million. A judgment reflecting the $850 million punitive award has been entered against CSXT. CSXT has obtained and posted an appeal bond.

           In June 2001 the Louisiana Court of Appeal for the Fourth Circuit affirmed the judgment of the trial court, which reduced the punitive damages verdict from $2.5 billion to $850 million. CSXT moved the Louisiana Fourth Circuit Court for rehearing of certain issues raised in its appeal; that motion was denied in August 2001.

           CSXT then filed with the Louisiana Supreme Court an application that the court take jurisdiction over and reverse the 1997 punitive damages award. The Louisiana Supreme Court's jurisdiction in this case is discretionary. Opposing papers were filed by counsel in October 2001. If the Louisiana Supreme Court takes jurisdiction of the case, an additional round of briefing and oral argument may precede any decision by the court.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 14.   COMMITMENTS AND CONTINGENCIES, Continued

New Orleans Tank Car Fire, Continued

           On November 21, 2001, CSXT announced that it had reached a proposed settlement of the litigation, subject to a fairness hearing and court approval. The amount to be paid by CSXT under the proposed settlement is $220 million to resolve all claims arising out of the 1987 fire and evacuation (whether or not included in the present class-action lawsuit). A preliminary settlement agreement between CSXT and the plaintiffs' management committee on behalf of the plaintiff case has been preliminarily approved by the trial court, and has been publicly filed. CSXT incurred a charge of $60 million before tax, $37 million after tax, in the fourth quarter of 2001 to account for the expense of the settlement, net of insurance recoveries. The trial court has set April 2, 2002, as the date for a fairness hearing at which the court will consider final approval of the settlement. CSXT expects that the settlement will be finally approved shortly after that hearing . The Louisiana Supreme Court has ordered that the proceeding before it be deferred in light of the proposed settlement.

           If the proposed settlement is not approved and the litigation thereby disposed of, CSXT intends to continue to pursue an aggressive legal strategy, including the pursuit of the proceedings in the Louisiana Supreme Court and, if necessary, proceedings before the United States Supreme Court.

Other Legal Proceedings

           A number of other legal actions are pending against CSXT in which claims are made in substantial amounts. While the ultimate results of these legal actions cannot be predicted with certainty, management does not currently expect that the resolution of these matters will have a material adverse effect on CSXT's consolidated results of operations, financial position or cash flows. CSXT is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarter received.

Environmental
-------------

           CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at 108 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 14.   COMMITMENTS AND CONTINGENCIES, Continued

Environmental, Continued
------------------------

           CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at 227 sites, including the sites addressed under the Superfund statute or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

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

           Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at December 28, 2001 and December 29, 2000, were $32 million and $41 million, respectively. These recorded liabilities, which are undiscounted, include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the December 28, 2001, environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 15.   QUARTERLY DATA (Unaudited)


                                                              2001
                                      ------------------------------------------------------
                                         1/st/          2/nd/         3/rd/        4/th/(a
                                      -----------    ----------     ---------     ----------
     Operating Revenue                 $  1,532      $   1,556        1,495       $  1,499
     Operating Income                        98            152          124             85
     Net Earnings                            31             84           57             31

                                                              2000
                                      ------------------------------------------------------
                                         1/st/          2/nd/         3/rd/          4/th/
                                      ------------   ----------     ---------     ----------
     Operating Revenue                 $  1,515      $   1,548      $ 1,500     $    1,512
     Operating Income                        71             63           90            101
     Net Earnings                            22             24           27             24

(a) CSXT recorded a provision in the fourth quarter of 2001 to account for the proposed settlement of the 1987 New Orleans tank car fire litigation. This charge reduced earnings by $60 million, $37 million after-tax.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

2001 OPERATING RESULTS

Traffic By Commodity
--------------------

                                                      Carloads                       Revenue
                                                     (Thousands)              (Millions of Dollars)
                                              --------------------------     ---------------------
                                                 2001          2000             2001         2000
                                              -----------   ------------     ------------- ------
Merchandise
     Phosphates and Fertilizer                   441           486           $   306       $  316
     Metals                                      325           346               406          414
     Food and Consumer Products                  166           161               241          224
     Paper and Forest Products                   478           523               633          657
     Agricultural Products                       372           361               501          483
     Chemicals                                   580           598               960          993
     Minerals                                    427           439               384          398
     Government                                   10            11                29           28
                                              ------        ------           -------       ------
     Total Merchandise                         2,799         2,925             3,460        3,513

Automotive                                       516           586               794          869

Coal, Coke and Iron Ore
     Coal                                      1,722         1,660             1,671        1,546
     Coke                                         39            46                46           47
     Iron Ore                                     38            49                22           30
                                              ------        ------           -------       ------

     Total Coal, Coke and Iron Ore             1,799         1,755             1,739        1,623
                                              ------        ------
Total Carloads                                 5,114         5,266
                                              ======        ======
Other Revenue                                                                     89           70
                                                                             -------       ------
Total Operating Revenue                                                      $ 6,082    $  $6,075
                                                                             =======       ======


              CSXT earned $459 million of operating income in 2001 vs. $325 million in 2000. Excluding the New Orleans Litigation Provision of $60 million, operating income for 2001 was $519 million. Operating revenue remained consistent at $6.1 billion, but operating expense decreased 2% to $5.6 billion compared to $5.8 billion in 2000.

              Volume decreases associated with the economic downturn affected revenue. Only volumes for food and consumer, agricultural products and coal were up on a year-over-year basis. Volume decreases were offset by an increase of 7% in coal, coke and iron ore revenues reflecting the coal volume increases, various pricing initiatives and mix improvements. Operating expenses decreased 2% between 2000 and 2001 to $5.6 billion. The $127 million decrease was made up of decreases in Conrail operating fee, rent and services; building and equipment rent; and, fuel, being offset by the New Orleans litigation provision and increases in depreciation. Building and equipment rent decreased $104 million primarily due to reduced car hire

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED

2001 OPERATING RESULTS, Continued

as the railroad took cars offline and ran more efficiently. Fuel expense was $52 million or 9% lower in 2001 as compared to 2000. The 6 cent decrease in the average price per gallon resulted in $34 million of the decrease with $18 million attributable to lower fuel consumption. Conrail operating fees, rents and services decreased by $29 million due mostly to continued cost savings.

OTHER MATTERS

Integrated Rail Operations with Conrail
---------------------------------------

Background and Integration

               On June 1, 1999, CSXT and Norfolk Southern Railway Company (Norfolk Southern Railway), Norfolk Southern's rail subsidiary, formally began integrated operations over their respective portions of the Conrail rail system. This step implemented the operating plan envisioned by CSX and Norfolk Southern Railway when they completed the joint acquisition of Conrail in May 1997 and received regulatory approval permitting them to exercise joint control over Conrail in August 1998.

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

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED

OTHER MATTERS, Continued

Financial Effects

               Upon integration, substantially all of Conrail's customer freight contracts were assumed by CSXT and Norfolk Southern Railway. As a result, beginning June 1, 1999, CSXT's operating revenue includes revenue from traffic previously moving on Conrail. Operating expenses reflect corresponding increases for costs incurred to handle the new traffic and operate the former Conrail lines. Effective June 1, 1999, operating expenses also include an expense category, "Conrail Operating Fee, Rent and Services", which reflects payments to Conrail for the use of right-of-way and equipment, as well as charges for transportation, switching and terminal services provided by Conrail in the shared areas operated for the joint benefit of CSXT and Norfolk Southern Railway.

Legal Proceedings
-----------------

STB Proceeding

               On December 21, 2001, Duke Energy Corporation (Duke) filed a complaint before the U.S. Surface Transportation Board alleging that certain CSXT common carrier coal rates are unreasonably high. A similar complaint was filed by Duke against Norfolk Southern. At this time the outcome of the proceeding against CSXT is uncertain and would only apply to billings subsequent to 2001. CSXT is pursuing an aggressive legal strategy in its defense against this complaint.

New Orleans Tank Car Fire Litigation

               In September 1997 a state court jury in New Orleans, Louisiana returned a $2.5 billion punitive damages award against CSXT. The award was made in a class-action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 tank car fire.

               In October 1997 the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. In February 1999 the Louisiana Supreme Court issued a further decision authorizing and instructing the trial court to enter individual punitive damage judgments in favor of the 20 plaintiffs who had received awards of compensatory damages.

               On November 5, 1999, the trial court issued an opinion that granted CSXT's motion for judgment notwithstanding the verdict and effectively reduced the amount of the punitive damages verdict from $2.5 billion to $850 million. A judgment reflecting the $850 million punitive award has been entered against CSXT. CSXT has obtained and posted an appeal bond.

               In June 2001 the Louisiana Court of Appeal for the Fourth Circuit affirmed the judgment of the trial court, which reduced the punitive damages verdict from $2.5 billion to $850 million. CSXT moved the Louisiana Fourth Circuit Court for rehearing of certain issues raised in its appeal; that motion was denied in August 2001.

               CSXT then filed with the Louisiana Supreme Court an application that the court take jurisdiction over and reverse the 1997 punitive damages award. The Louisiana Supreme Court's jurisdiction in this case is discretionary. Opposing papers were filed by counsel in October 2001. If the Louisiana Supreme Court takes jurisdiction of the case, an additional round of briefing and oral argument may precede any decision by the court.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED

OTHER MATTERS, Continued

New Orleans Tank Car Litigation, Continued

               On November 21, 2001, CSXT announced that it had reached a proposed settlement of the litigation, subject to a fairness hearing and court approval. The amount to be paid by CSXT under the proposed settlement is $220 million to resolve all claims arising out of the 1987 fire and evacuation (whether or not included in the present class-action lawsuit). A preliminary settlement agreement between CSXT and the plaintiffs' management committee on behalf of the plaintiff case has been preliminarily approved by the trial court, and has been publicly filed. CSXT incurred a charge of $60 million before tax, $37 million after tax, in the fourth quarter of 2001 to account for the expense of the settlement, net of insurance recoveries. The trial court has set April 2, 2002, as the date for a fairness hearing at which the court will consider final approval of the settlement. CSXT expects that the settlement will be finally approved shortly after that hearing . The Louisiana Supreme Court has ordered that the proceeding before it be deferred in light of the proposed settlement.

               If the proposed settlement is not approved and the litigation thereby disposed of, CSXT intends to continue to pursue an aggressive legal strategy, including the pursuit of the proceedings in the Louisiana Supreme Court and, if necessary, proceedings before the United States Supreme Court.

Other Legal Proceedings

               A number of other legal actions are pending against CSXT in which claims are made in substantial amounts. While the ultimate results of these legal actions cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the consolidated results of operations, financial position or cash flows of the company. The company is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarter received.

Casualty Reserve Management
---------------------------

               CSXT incurs claims for occupational injuries, personal injuries and accidents. Casualty reserves are estimated based upon the first reporting of an accident or personal injury, and updated as information develops. Liabilities for accidents are based upon the type and severity of the injury or claim and the use of current trends and historical data. The company believes it has recorded liabilities in sufficient amounts to cover all identified claims, and estimates of incurred, but not reported, personal injury and accident claims. Unreported occupational injuries are not subject to reasonable estimation, thus no provision is made for incurred, but not reported occupation injuries. Occupational injury, personal injury and accident liabilities amount to $435 million and $457 million at December 28, 2001 and December 29, 2000, respectively.

Environmental Matters
---------------------

               CSXT generates and transports hazardous and nonhazardous waste in its current and former operations, and is subject to federal, state and local environmental laws and regulations. The company has identified 227 sites at which it is, or may be, liable for remediation costs associated with alleged contamination or for alleged violations of environmental requirements. Approximately 108 of these sites are, or may be, subject to remedial action under the federal Superfund statute or similar state statutes. Certain federal legislation imposes joint and several liability for the remediation of identified sites. Consequently, CSXT's ultimate environmental liability may include costs relating to other parties, in addition to costs relating to its own activities at each site.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED

OTHER MATTERS, Continued

Environmental Matters, Continued

               A liability of $32 million has been accrued at December 28, 2001, for future costs at all sites where the company's obligation is probable and where such costs can be reasonably estimated. However, the ultimate cost could be higher or lower than the amounts currently provided. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates were based on information available for each site, financial viability of other potentially responsible parties (PRPs), and existing technology, laws and regulations. CSXT believes it has made adequate provision for its ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine with certainty because of the number of PRPs involved, site-specific cost-sharing arrangements with other PRPs, the degree of contamination by various wastes, the scarcity and quality of data related to many of the sites and/or the speculative nature of remediation costs. The majority of the year-end 2001 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations. Total expenditures associated with protecting the environment and remedial environmental cleanup and monitoring efforts amounted to $32 million in 2001, compared with $36 million in 2000 and $35 million in 1999. During 2002, the company expects to incur preventive and remedial environmental expenditures in the range of $35 million to $40 million. Future environmental obligations are not expected to have a material impact on the results of operations or financial position of the company.

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

               The company also completed a smaller, non-voluntary program that was announced in late 2000 and continued through 2001. This program resulted in approximately 220 position reductions. Expense of $5 million was recorded in both 2001 and 2000.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED

OTHER MATTERS, Continued

Forward Looking Statements
--------------------------

               Estimates and forecasts in Management's Discussion and Analysis and in other sections of this 10-K are based on many assumptions about complex economic and operating factors with respect to industry performance, general business and economic conditions and other matters that cannot be predicted accurately and that are subject to contingencies over which the company has no control. Such forward-looking statements are subject to uncertainties and other factors that may cause actual results to differ materially from the views, beliefs, and projections expressed in such statements. The words "believe," "expect," "anticipate," "project," and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the company. Any such statement speaks only as of the date the statement was made. The company undertakes no obligation to update or revise any forward-looking statement.

              Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (i) general economic or business conditions, either nationally or internationally, an increase in fuel prices, a tightening of the labor market or changes in demands of organized labor resulting in higher wages, or increased benefits or other costs or disruption of operations may adversely affect the businesses of the company; (ii) legislative or regulatory changes, including possible enactment of initiatives to reregulate the rail industry, may adversely affect the businesses of the company; (iii) possible additional consolidation of the rail industry in the near future may adversely affect the operations and business of the company; and (iv) changes may occur in the securities and capital markets.