Form 10-Q
period 2002-03-29
CSX TRANSPORTATION INC
filed 2002-05-07
CIK 88128

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 29, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 29, 2002: 9,061,038 shares.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                            CSX TRANSPORTATION, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2002
                                      INDEX


                                                                                  Page Number
PART I.       FINANCIAL INFORMATION

Item 1:

Financial Statements

              Consolidated Statement of Earnings (Unaudited) -
                Quarters Ended March 29, 2002 and March 30, 2001                       3

              Consolidated Statement of Cash Flows (Unaudited)-
                Quarters Ended March 29, 2002 and March 30, 2001                       4

              Consolidated Statement of Financial Position-
                At March 29, 2002 (Unaudited) and December 28, 2001                    5

              Notes to Consolidated Financial Statements (Unaudited)                   6


Item 2:       Management's Discussion and Analysis                                    13

Item 3:       Quantitative and Qualitative Disclosures About Market Risk              17


PART II.      OTHER INFORMATION

Item 6:       Exhibits and Reports on Form 8-K                                        18

Signature                                                                             18

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                              (Millions of Dollars)

                                                               (Unaudited)
                                                              Quarters Ended
                                                     ---------------------------------
                                                       March 29,         March 30,
                                                          2002              2001
                                                     ---------------   ---------------
OPERATING REVENUE
     Merchandise                                      $       868       $        890
     Automotive                                               200                194
     Coal, Coke & Iron Ore                                    397                430
     Other                                                     21                 18
                                                      -------------     -------------

         Total                                              1,486              1,532
                                                      -------------     -------------

OPERATING EXPENSE
     Labor and Fringe Benefits                                614                630
     Materials, Supplies and Other                            286                272
     Conrail Operating Fee, Rent and Services                  88                 88
     Related Party Service Fees                                79                 48
     Equipment Rent                                            96                111
     Depreciation                                             130                131
     Fuel                                                     104                154
                                                      -------------     -------------

         Total                                              1,397              1,434
                                                      -------------     -------------

OPERATING INCOME                                               89                 98

Other Income (Expense)                                         18                (12)

Interest Expense                                               30                 36
                                                      -------------     -------------

EARNINGS BEFORE INCOME TAXES                                   77                 50

Income Tax Expense                                             30                 19
                                                      -------------     -------------

NET EARNINGS                                          $        47       $         31
                                                      =============     =============


See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                              (Millions of Dollars)

                                                                                         (Unaudited)
                                                                                        Quarters Ended
                                                                                 -----------------------------
                                                                                  March 29,       March 30,
                                                                                     2002            2001
                                                                                 -------------   -------------
OPERATING ACTIVITIES
     Net Earnings                                                                 $       47      $       31
     Adjustments to Reconcile Net Earnings to Net Cash Provided:
         Depreciation                                                                    130             131
         Deferred Income Taxes                                                            29              17
         Other Operating Activities                                                        4              10
         Changes in Operating Assets and Liabilities
              Accounts and Notes Receivable                                               37             (21)
              Redemption of Accounts Receivable                                          (36)              2
              Other Current Assets                                                       (42)            (18)
              Accounts Payable                                                           (96)             35
              Other Current Liabilities                                                  (35)             (4)
                                                                                  -----------     ------------

              Net Cash Provided by Operating Activities                                   38             183
                                                                                  -----------     ------------

INVESTING ACTIVITIES
     Property Additions                                                                 (114)           (166)
     Short-term Investments                                                              133               -
     Other Investing Activities                                                            -               7
                                                                                  -----------     ------------

              Net Cash Used by Investing Activities                                       19            (159)
                                                                                  -----------     ------------

FINANCING ACTIVITIES
      Long-term Debt Issued                                                                1               -
     Long-term Debt Repaid                                                               (78)            (48)
      Advances from CSX                                                                   49              47
     Cash Dividends Paid                                                                 (50)            (53)
     Other Financing Activities                                                            -               2
                                                                                  -----------     ------------

              Net Cash Used by Financing Activities                                      (78)            (52)
                                                                                  -----------     ------------

     Net Decrease in Cash and Cash Equivalents                                           (21)            (28)

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
     Cash and Cash Equivalents at Beginning of Period                                     27              28
                                                                                  -----------     ------------

     Cash and Cash Equivalents at End of Period                                            6               -
     Short-term Investments at End of Period                                              87               -
                                                                                  -----------     ------------

     Cash, Cash Equivalents and Short-term Investments at End of Period           $       93      $        -
                                                                                  ===========     ============


See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
                  Consolidated Statement of Financial Position
                              (Millions of Dollars)


                                                                     (Unaudited)
                                                                  ------------------     -------------------
                                                                      March 29,             December 28,
                                                                        2002                    2001
                                                                  ------------------     -------------------
ASSETS

     Current Assets

                                                                                          $
        Cash, Cash Equivalents and Short-term Investments         $         93                    247
        Accounts Receivable                                                261                    289
        Notes Receivable                                                    54                     62
        Materials and Supplies                                             197                    181
        Deferred Income Taxes                                              141                    142
        Income Taxes Receivable                                             78                     78
        Other Current Assets                                                58                     32
                                                                  ------------------     -------------------

              Total Current Assets                                         882                  1,031

    Properties                                                          16,726                 16,644
    Accumulated Depreciation                                            (4,528)                (4,427)
                                                                  ------------------     -------------------

              Properties-Net                                            12,198                 12,217

    Affiliates and Other Companies                                         198                    198
    Other Long-term Assets                                                 570                    567
                                                                  ------------------     -------------------

              Total Assets                                         $    13,848                 14,013
                                                                  ==================     ===================

LIABILITIES

     Current Liabilities

         Accounts Payable                                          $       755           $        820
         Labor and Fringe Benefits Payable                                 270                    320
         Casualty, Environmental and Other Reserves                        177                    178
         Current Maturities of Long-term Debt                              176                    170
         Income and Other Taxes Payable                                    192                    192
         Due to Parent Company                                           1,146                  1,107
         Due to Affiliate                                                  115                    125
         Other Current Liabilities                                         150                    196
                                                                  ------------------     -------------------

              Total Current Liabilities                                  2,981                  3,108

     Casualty, Environmental and Other Reserves                            525                    532
     Long-term Debt                                                        981                  1,033
     Deferred Income Taxes                                               3,277                  3,250
     Other Long-term Liabilities                                           574                    577
                                                                  ------------------     -------------------

              Total Liabilities                                          8,338                  8,500
                                                                  ------------------     -------------------

SHAREHOLDER'S EQUITY
     Common Stock, $20 Par Value:
         Authorized 10,000,000 Shares;                                     181                    181
         Issued and Outstanding 9,061,038 Shares
     Other Capital                                                       1,380                  1,380
     Retained Earnings                                                   3,949                  3,952
                                                                  ------------------     -------------------

              Total Shareholder's Equity                                 5,510                  5,513
                                                                  ------------------     -------------------

              Total Liabilities and Shareholder's Equity           $    13,848                 14,013
                                                                  ==================     ===================

See accompanying Notes to Consolidated Financial Statements.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                       (All Tables in Millions of Dollars)

NOTE 1.  BASIS OF PRESENTATION

      In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Transportation, Inc. ("CSXT" or the "Company") and its majority-owned subsidiaries as of March 29, 2002 and December 28, 2001, the results of their operations and cash flows for the quarters ended March 29, 2002 and March 30, 2001, such adjustments being of a normal recurring nature. CSXT is a wholly-owned subsidiary of CSX Corporation ("CSX").

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in CSXT's latest Form 10-K. Certain prior-year data have been reclassified to conform to the 2002 presentation.

     CSXT follows a 52/53 week fiscal reporting calendar. Fiscal years 2002 and 2001 consist of 52 weeks ending on December 27, 2002 and December 28, 2001, respectively. The financial statements presented are for the 13-week quarters ended March 29, 2002 and March 30, 2001, and as of December 28, 2001.

NOTE 2.  INTEGRATED RAIL OPERATIONS WITH CONRAIL.

Background
----------

     CSX and Norfolk Southern Corporation ("Norfolk Southern") completed the acquisition of Conrail Inc. ("Conrail") in May 1997. Conrail owns the primary freight railroad system serving the northeastern United States, and its rail network extends into several midwestern states and into Canada. CSX and Norfolk Southern, through a jointly owned acquisition entity, hold economic interests in Conrail of 42% and 58%, respectively, and voting interests of 50% each. CSX and Norfolk Southern operate over allocated portions of the Conrail lines.

     CSXT and Norfolk Southern Railway Company ("Norfolk Southern Railway"), the rail subsidiary of Norfolk Southern, operate their respective portions of the Conrail system pursuant to various operating agreements. Under these agreements, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail services in certain shared geographic areas ("Shared Asset Areas") for the joint benefit of CSXT and Norfolk Southern Railway for which it is compensated on the basis of usage by the respective railroads. The majority of Conrail's operations workforce transferred to CSXT or Norfolk Southern Railway, although certain operations personnel, as well as certain management and administrative employees, remain at Conrail to oversee its ongoing business activities.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                       (All Tables in Millions of Dollars)

NOTE 2.  INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued.

CSXT's Accounting for its Integrated Rail Operations With Conrail
-----------------------------------------------------------------

     Upon integration, substantially all of Conrail's customer freight contracts were assumed by CSXT and Norfolk Southern Railway. As a result, CSXT's operating revenue includes revenue from traffic previously moving on Conrail. Operating expenses reflect corresponding increases for costs incurred to handle the new traffic and operate the former Conrail lines. Operating expenses also include an expense category, "Conrail Operating Fee, Rent and Services," which reflects payments to Conrail for the use of Conrail right-of-way and equipment, as well as charges for transportation, switching and terminal services in the Shared Asset Areas that Conrail operates for the joint benefit of CSXT and Norfolk Southern Railway.

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

     At March 29, 2002 CSXT had no amounts receivable from Conrail, while at December 28, 2001, amounts receivable from Conrail totaled $3 million, principally for reimbursement of certain capital improvement costs. Conrail advances its available cash balances to CSX and Norfolk Southern under a variable-rate note, maturing on March 28, 2007. CSXT also had amounts payable to Conrail of approximately $78 million and $88 million at March 29, 2002 and December 28, 2001, respectively, representing expenses incurred under the operating, equipment, and shared area agreements with Conrail.

NOTE 3.  ACCOUNTS RECEIVABLE

     CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all rail freight accounts receivable to CSX Trade Receivables Corporation ("CTRC"), a wholly-owned subsidiary of CSX. Accounts receivable sold under this agreement totaled $930 million at March 29, 2002 and $966 million at December 28, 2001. In addition, through November 2001, CSXT had a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in all miscellaneous accounts receivable. Accounts receivable sold under this agreement was $47 million at March 30, 2001. The sales of receivables have been reflected as reductions of "Accounts and Notes Receivable" in the Consolidated Statement of Financial Position. The net losses associated with sales of receivables were $19 million for the quarters ended March 29, 2002 and March 30, 2001.

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

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 4.  OTHER INCOME (EXPENSE)

                                                                  Quarters Ended
                                                           ------------------------------
                                                           March 29,          March 30,
                                                              2002              2001
                                                          -------------      ------------
               Income from Real Estate Operations/(a)/    $      43          $       9
               Net Losses from Accounts Receivable Sold         (19)               (19)
               Miscellaneous                                     (6)                (2)
                                                          -------------      ------------

                 Total                                    $      18          $     (12)
                                                          =============      ============

/(a)/ Gross revenue from real estate operations was $52 million and $16 million for the quarters ended March 29, 2002 and March 30, 2001, respectively. A $36 million pre-tax gain from a property sale had a favorable impact on other income in 2002

NOTE 5.  RELATED PARTIES

     At March 29, 2002 and December 28, 2001, CSXT had deficit balances of $1.1 billion in Due to Parent Company relating to its participation in the CSX cash management plan. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSXT and CSX are committed to repay all amounts due each other on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio, which was 2.86% and 6.32% at March 29, 2002 and March 30, 2001, respectively. Interest expense related to this plan was $8.8M and $9.3 million for the quarters ended March 29, 2002 and March 30, 2001, respectively.

     Related Party Service Fees expense consists of a management service fee charged by CSX, data processing related charges from CSX Technology, Inc. ("CSX Technology"); the reimbursement, under an operating agreement, from CSX Intermodal, Inc. ("CSXI"), for costs incurred by CSXT related to intermodal operations; charges from Total Distribution Services, Inc. ("TDSI"), for services provided at automobile ramps; and charges from TRANSFLO Terminal Services, Inc. ("TRANSFLO") for services provided at bulk commodity facilities. The management service fee charged by CSX represents compensation for certain corporate services provided to CSXT. These services include general management services for the benefit of CSXT, including but not limited to the following areas: human resources, finance, administration, benefits, legal, tax, internal controls and corporate communications. CSX also provides and has provided strategic management services for the benefit of CSXT including but not limited to the acquisition of the access to and/or assets of various regional railroads to be operated by CSXT. As of the first quarter of 2002, the fee is calculated as a percentage of CSXT's revenue, which is identical to the method used to determine the management fee charged to all other major subsidiaries of CSX. Management believes this to be a reasonable method. Previously, the fee had been calculated as a percentage of CSX's investment in CSXT. The data processing related charges are compensation to CSX Technology for the development, implementation and maintenance of computer systems, software and associated documentation for the day-to-day operations of CSXT. CSX Technology, CSXI, TDSI, and TRANSFLO are wholly-owned subsidiaries of CSX.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 5.  RELATED PARTIES, Continued

     CSXT and CSX Insurance Company ("CSX Insurance"), a wholly-owned subsidiary of CSX, have entered into a loan agreement whereby CSXT may borrow up to $125 million from CSX Insurance. The loan is payable in full on demand. At March 29, 2002, and December 28, 2001, $115 million and $125 million, respectively, was outstanding. Interest on the loan is payable monthly at .45% over the LIBOR rate, and was 2.306% at March 29, 2002 and 2.563% at December 28, 2001. Interest expense related to the loan was $.7 million and $2 million for the quarters ended March 29, 2002 and March 30, 2001, respectively.

     CSXT participates with CSX Lines, LLC ("CSX Lines"), a wholly-owned subsidiary of CSX, in four sale-leaseback arrangements. Under these arrangements, CSX Lines sold equipment to a third party and CSXT leased the equipment and assigned the lease to CSX Lines. CSX Lines is obligated for all lease payments and other associated equipment expenses. If CSX Lines defaults on its obligations under the arrangements, CSXT would assume the asset lease rights and obligations of $38.3 million at March 29, 2002.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

Purchase Commitments
--------------------

     The Company has entered into fuel purchase agreements for approximately 50% of its fuel requirements over the next nine months. These agreements amount to approximately 220 million gallons in commitments at a weighted average of 77 cents per gallon. These contracts require the Company to take monthly delivery of specified quantities of fuel at a fixed price. These contracts cannot be net settled.

     The Company also has a commitment under a long-term maintenance program for approximately 40% of CSXT's fleet of locomotives. The agreement expires in 2024 and totals $2.7 billion.

Contingencies
-------------

Environmental

     CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party ("PRP") at 92 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute ("Superfund") or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 6.  COMMITMENTS AND CONTINGENCIES, Continued

Environmental, Continued

     CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at 220 sites, including the sites addressed under Superfund or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

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

     Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at March 29, 2002 and December 28, 2001 were $34 million and $32 million, respectively. These recorded liabilities, which are undiscounted, include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where CSXT's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the March 29, 2002 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

                    CSX TRANSPORTATION, INC. AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
                       (All Tables in Millions of Dollars)

NOTE 6.  COMMITMENTS AND CONTINGENCIES, Continued

STB Proceeding

     In December 2001 Duke Energy Corporation ("Duke") filed a complaint before the U.S. Surface Transportation Board alleging that certain CSXT common carrier coal rates are unreasonably high. A similar complaint was filed by Duke against Norfolk Southern. The outcome of the ongoing proceeding against CSXT is uncertain and would only apply to billings subsequent to December 2001. CSXT is pursuing an aggressive legal strategy in its defense against this complaint. An unfavorable outcome to this complaint would not have a material effect on the Company.

New Orleans Tank Car Fire

        In September 1997 a state court jury in New Orleans, Louisiana returned a $2.5 billion punitive damages award against CSXT. The award was made in a class-action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 tank car fire. In October 1997 the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. Six of the nine defendants settled with the plaintiffs' representatives in 1999. On November 5, 1999, the trial court granted CSXT's motion for judgment notwithstanding the verdict, and effectively reduced the amount of the punitive damages verdict from $2.5 billion to $850 million.

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

     In November 2001 CSXT announced that it had reached a proposed settlement of the litigation, subject to a fairness hearing and court approval. The amount to be paid by CSXT under the settlement is $220 million, to resolve all claims arising out of the 1987 fire and evacuation (whether or not included in the present class-action lawsuit). CSXT incurred a charge of $60 million before tax, $37 million after tax, in the fourth quarter of 2001 to account for the expense of the settlement, net of insurance recoveries.

     In April 2002 the trial court held a fairness hearing respecting the proposed CSXT settlement. The same day, the trial court issued an order that, among other things, (1) gave final approval to the settlement; (2) provided that any and all liability of CSXT pursuant to any of the judgments previously entered in the litigation was satisfied; and (3) determined that upon the "final settlement date" as defined in the preliminary settlement agreement between CSXT and the plaintiffs' representatives, the case will be finally dismissed against CSXT. The "final settlement date" is defined as the date by which the April 2002 order becomes final and non-appealable (calculated as June 10, 2002, if no appeals from the order are taken) or all appeals from the order are finally resolved, and the date by which certain other events must occur as provided in the preliminary settlement agreement.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     CSXT follows a 52/53-week fiscal calendar. Fiscal years 2002 and 2001 consist of 52 weeks. The quarters ended March 29, 2002 and March 30, 2001 consisted of 13 weeks.

     The Company earned $89 million in operating income for the quarter ended March 29, 2002, down $9 million, or 9 percent, from the $98 million reported in the first quarter of 2001. Operating revenue decreased to $1.49 billion in the current period from $1.53 billion in the prior year. Volumes in the first quarter were down 6 percent year-over-year while revenue was down only 3 percent due to the continued success of CSXT's yield improvement program. Only volumes for the automotive sector increased year-over-year. Volume decreases were offset by revenue increases in the food and consumer products and coke markets, reflecting various pricing initiatives. Further offsetting volume decreases were increased automotive revenue, resulting from the increase in volume as well as price increases.

     Operating expenses decreased from $1.43 billion for the quarter ended March 30, 2001 to $1.40 billion for the quarter ended March 29, 2002. The $37 million decrease resulted primarily from decreases in labor and fringe benefits, equipment rent and fuel, offset by increases in materials, supplies and other and related party service fees. Labor and fringe expense decreased $16 million primarily resulting from headcount reductions of approximately 2,600 from prior year quarter as part of a continued effort by management to eliminate inefficiencies. This was somewhat offset by inflation and health and welfare charges. Operating expenses were further reduced as compared to the prior year due to a $50 million decrease in fuel expenses, of which approximately $40 million is the result of a favorable year-to-year price variance. The remaining decrease is primarily attributed to the corresponding decrease in carload volumes.

     These operating expense decreases were partially offset by increases in materials, supplies, and other, and related party service fees, resulting in a slight increase in the operating ratio to 94.0% from 93.6% in the same prior year period. The increase in materials, supplies and other is due partially to higher expenses related to casualty losses and property taxes. The unfavorable variance in related party service fees is primarily due to a change in the calculation of the management service fee charged by CSX. The fee was calculated as a percentage of CSX's investment in CSXT, but is now calculated as a percentage of revenue.

     General merchandise volumes were down 4 percent for the quarter. While phosphate and fertilizer and food and consumer products volumes were flat for the quarter, all other markets were down year-over-year. Agricultural products were down 8 percent due to a decline in export grain shipments. All other merchandise markets were down 4 to 5 percent. With the exception of minerals and phosphates and fertilizers, all other merchandise commodity groups showed improved revenue yield as CSXT's pricing program continued to show significant vibrancy.

     Automotive volumes were up 2 percent versus last year, reflecting a 3 percent increase in North American auto production and continuing aggressive dealer incentive programs. Actual vehicle sales were in line with production, so dealer inventory levels continue to be at or close to normal.

     Coal, Coke & Iron Ore volumes in the first quarter were 11 percent below last year, due to generally mild weather conditions and the lack of the inventory build-up that was occurring during the first quarter of 2001. Yield improvements helped offset some of the volume shortfall.

     The following table provides rail carload and revenue data by service group and commodity for the quarters ended March 29, 2002 and March 30, 2001.


                                                           Carloads                           Revenue
                                                          (Thousands)                  (Millions of Dollars)
                                                 ------------------------------     -----------------------------
                                                  March 29,        March 30,        March 29,       March 30,
                                                     2002            2001              2002           2001
                                                 -------------   --------------    -------------  --------------
Merchandise
     Phosphates and Fertilizer                           119           119          $       89     $      89
     Metals                                               77            81                  97            99
     Food and Consumer Products                           39            39                  53            52
     Paper and Forest Products                           116           122                 156           160
     Agricultural Products                                92           100                 127           134
     Chemicals                                           125           130                 224           232
     Minerals                                             22            23                  34            36
     Emerging Markets                                     93            97                  88            88
                                                 -------------   --------------    -------------  --------------
     Total Merchandise                                   683           711                 868           890

Automotive                                               129           127                 200           194

Coal, Coke & Iron Ore

     Coal                                                393           439                 381           416
     Coke                                                  8            10                  13            11
     Iron Ore                                              4             5                   3             3
                                                 -------------   --------------    -------------  --------------

     Total Coal, Coke & Iron Ore                         405           454                 397           430

      Other                                                -             -                  21            18
                                                 -------------   --------------    -------------  --------------

Total Rail                                             1,217         1,292          $    1,486     $   1,532
                                                 =============   ==============    =============  ==============

OUTLOOK

     During the remainder of 2002, CSXT expects that financial performance should improve significantly when the industrial sector recovers from the current economic slowdown. The Company believes that it is ready to capitalize and benefit significantly from an economic recovery through the inherent operating leverage that it possesses. Even if an economic recovery does not materialize until 2003, CSXT still anticipates posting quarterly year-over-year improvements in earnings throughout the remainder of the year.

OTHER MATTERS

Legal Proceedings
-----------------

New Orleans Tank Car Fire

     In September 1997 a state court jury in New Orleans, Louisiana returned a $2.5 billion punitive damages award against CSXT. The award was made in a class-action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 tank car fire. In October 1997 the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. Six of the nine defendants settled with the plaintiffs' representatives in 1999. On November 5, 1999, the trial court granted CSXT's motion for judgment notwithstanding the verdict, and effectively reduced the amount of the punitive damages verdict from $2.5 billion to $850 million.

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

     In November 2001 CSXT announced that it had reached a proposed settlement of the litigation, subject to a fairness hearing and court approval. The amount to be paid by CSXT under the settlement is $220 million, to resolve all claims arising out of the 1987 fire and evacuation (whether or not included in the present class-action lawsuit). CSXT incurred a charge of $60 million before tax, $37 million after tax, in the fourth quarter of 2001 to account for the expense of the settlement, net of insurance recoveries.

     In April 2002 the trial court held a fairness hearing respecting the proposed CSXT settlement. The same day, the trial court issued an order that, among other things, (1) gave final approval to the settlement; (2) provided that any and all liability of CSXT pursuant to any of the judgments previously entered in the litigation was satisfied; and (3) determined that upon the "final settlement date" as defined in the preliminary settlement agreement between CSXT and the plaintiffs' representatives, the case will be finally dismissed against CSXT. The "final settlement date" is defined as the date by which the April 2002 order becomes final and non-appealable (calculated as June 10, 2002, if no appeals from the order are taken) or all appeals from the order are finally resolved, and the date by which certain other events must occur as provided in the preliminary settlement agreement.

Forward Looking Statements
--------------------------

     Estimates and forecasts in Management's Discussion and Analysis and in other sections of this Quarterly Report are based on many assumptions about complex economic and operating factors with respect to industry performance, general business and economic conditions and other matters that cannot be predicted accurately and that are subject to contingencies over which the Company has no control. Such forward-looking statements are subject to uncertainties and other factors that may cause actual results to differ materially from the views, beliefs, and projections expressed in such statements. The words "believe", "expect", "anticipate", "project", and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Company. Any such statement speaks only as of the date the statement was made. The Company undertakes no obligation to update or revise any forward-looking statement.

Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (i) general economic or business conditions, either nationally or internationally, an increase in fuel prices, a tightening of the labor market or changes in demands of organized labor resulting in higher wages, or increased benefits or other costs or disruption of operations may adversely affect the businesses of the Company; (ii)) legislative or regulatory changes, including possible enactment of initiatives to reregulate the rail industry, may adversely affect the businesses of the Company; (iii) possible additional consolidation of the rail industry in the near future may adversely affect the operations and businesses of the Company; and (iv) changes may occur in the securities and capital markets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to risk relating to changes in the price of diesel fuel. Forward purchase agreements have been entered into with various suppliers for approximately 220 million gallons of fuel, which is approximately 50% of the remaining 2002 requirement, at a weighted average price of 77 cents per gallon. The Company is subject to fluctuations in prices for the remainder of its 2002 needs. A one cent change in the price per gallon of fuel would impact fuel expense by approximately $2 million.

     CSXT participates in the CSX cash management plan, under which excess cash is advanced to CSX for investment. CSX than makes cash funds available to CSXT as needed for use in their operations, and are committed to repay all amounts due on demand should circumstances require. CSXT is charged for borrowings or compensated for investments based on returns earned by the plan portfolio. At March 29, 2002 and December 29, 2001, CSXT had a $1.1 billion deficit balance relating to CSXT's participation in the CSX cash management plan, which is included in Due to Parent Company in the Statement of Financial Position. A 1% increase or decrease in the borrowing rate would have an approximately $11 million effect on annual interest expense.

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

                                                  CSX TRANSPORTATION, INC.
                                                  (Registrant)


                                              By: /s/ CAROLYN T. SIZEMORE
                                                  -----------------------
                                                  Carolyn T. Sizemore
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)

Dated:  May 7, 2002