Form 10-Q
period 2002-06-28
CSX TRANSPORTATION INC
filed 2002-07-29
CIK 88128

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-3359

CSX TRANSPORTATION, INC.
(Exact name of registrant as specified in its charter)

Virginia	54-6000720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Water Street, Jacksonville, Florida	32202
(Address of principal executive offices)	(Zip Code)

(904) 359-3100
(Registrant’s telephone number, including area code)

No Change
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 28, 2002: 9,061,038 shares.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

CSX TRANSPORTATION, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2002

CSX TRANSPORTATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS
(Millions of Dollars)

	(Unaudited)
	Quarter Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
OPERATING REVENUE
Merchandise	$893	$881	$1,761	$1,771
Automotive	231	213	431	407
Coal, Coke & Iron Ore	398	436	795	866
Other	16	26	37	44

Total	1,538	1,556	3,024	3,088

OPERATING EXPENSE
Labor and Fringe	605	618	1,219	1,248
Materials, Supplies and Other	285	283	571	555
Conrail Operating Fee, Rent and Services	86	89	174	177
Related Party Service Fees	68	48	147	96
Equipment Rent	103	104	199	215
Depreciation	131	131	261	262
Fuel	112	131	216	285

Total	1,390	1,404	2,787	2,838

OPERATING INCOME	148	152	237	250
Other Income (Expense)	(17)	18	1	5
Interest Expense	28	32	58	67

EARNINGS BEFORE INCOME TAXES	103	138	180	188
Income Tax Expense	39	54	69	73

NET EARNINGS	$64	$84	$111	$115

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Millions of Dollars)

	(Unaudited)
	Six Months Ended
	June 28, 2002	June 29, 2001
OPERATING ACTIVITIES
Net Earnings	$111	$115
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Depreciation	261	262
Deferred Income Taxes	68	57
Other Operating Activities	8	4
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	46	(54)
Sale of Accounts Receivable, Net	19	49
Other Current Assets	(34)	(15)
Accounts Payable	(66)	8
Other Current Liabilities	(12)	19

Net Cash Provided by Operating Activities	401	445

INVESTING ACTIVITIES
Property Additions	(352)	(377)
Short-term Investments	137	—
Other Investing Activities	(2)	6

Net Cash Used by Investing Activities	(217)	(371)

FINANCING ACTIVITIES
Long-term Debt Issued	1	—
Long-term Debt Repaid	(150)	(118)
Advances from CSX	79	118
Dividends Paid	(100)	(106)
Other Financing Activities	1	4

Net Cash Used by Financing Activities	(169)	(102)

Net Increase (Decrease) in Cash and Cash Equivalents	15	(28)
CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash and Cash Equivalents at Beginning of Period	27	28

Cash and Cash Equivalents at End of Period	42	—
Short-term Investments at End of Period	83	—

Cash, Cash Equivalents and Short-term Investments at End of Period	$125	$—

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Millions of Dollars)

	(Unaudited)
	June 28, 2002	December 28, 2001
ASSETS

Current Assets
Cash, Cash Equivalents and Short-term Investments	$125	$247
Accounts Receivable, Net	192	289
Notes Receivable	47	62
Materials and Supplies	190	181
Deferred Income Taxes	101	142
Income Taxes Receivable	78	78
Other Current Assets	52	32

Total Current Assets	785	1,031
Properties	16,877	16,644
Accumulated Depreciation	(4,580)	(4,427)

Properties—Net	12,297	12,217
Affiliates and Other Companies	206	198
Other Long-term Assets	567	567

Total Assets	$13,855	$14,013

LIABILITIES

Current Liabilities
Accounts Payable	$661	$736
Labor and Fringe Benefits Payable	312	320
Casualty, Environmental and Other Reserves	176	178
Current Maturities of Long-term Debt	205	170
Income and Other Taxes Payable	205	192
Due to Parent Company	1,175	1,107
Due to Affiliate	197	209
Other Current Liabilities	144	196

Total Current Liabilities	3,075	3,108
Casualty, Environmental and Other Reserves	515	532
Long-term Debt	894	1,033
Deferred Income Taxes	3,277	3,250
Other Long-term Liabilities	570	577

Total Liabilities	8,331	8,500

SHAREHOLDER’S EQUITY
Common Stock, $20 Par Value:
Authorized 10,000,000 Shares;
Issued and Outstanding 9,061,038 Shares	181	181
Other Capital	1,380	1,380
Retained Earnings	3,963	3,952

Total Shareholder’s Equity	5,524	5,513

Total Liabilities and Shareholder’s Equity	$13,855	$14,013

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All Tables in Millions of Dollars)

NOTE 1.    BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Transportation, Inc. and its subsidiaries (“CSXT” or the “Company”) at June 28, 2002 and December 28, 2001, the results of their operations for the quarters and six months ended June 28, 2002 and June 29, 2001, and its cash flows for the six months ended June 28, 2002 and June 29, 2001, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 2002 presentation. CSXT is a wholly-owned subsidiary of CSX Corporation (“CSX”).

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in CSXT’s latest Form 10-K.

CSXT follows a 52/53 week fiscal reporting calendar. Fiscal years 2002 and 2001 consist of 52 weeks ending on December 27, 2002 and December 28, 2001, respectively. The financial statements presented are for the 13-week quarters ended June 28, 2002 and June 29, 2001, the 26-week periods ended June 28, 2002 and June 29, 2001, and as of December 28, 2001.

NOTE 2.    INTEGRATED RAIL OPERATIONS WITH CONRAIL

Background

CSX and Norfolk Southern Corporation (“Norfolk Southern”) completed the acquisition of Conrail Inc. (“Conrail”) in May 1997. Conrail owns the primary freight railroad system serving the northeastern United States, and its rail network extends into several midwestern states and into Canada. CSX and Norfolk Southern, through a jointly owned acquisition entity, hold economic interests in Conrail of 42% and 58%, respectively, and voting interests of 50% each. CSX and Norfolk Southern operate over allocated portions of the Conrail lines.

CSXT and Norfolk Southern Railway Company (“Norfolk Southern Railway”), the rail subsidiary of Norfolk Southern, operate their respective portions of the Conrail system pursuant to various operating agreements. Under these agreements, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail services in certain shared geographic areas (“Shared Asset Areas”) for the joint benefit of CSXT and Norfolk Southern Railway for which it is compensated on the basis of usage by the respective railroads.

CSX TRANSPORTATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(All Tables in Millions of Dollars)

NOTE 2.    INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued.

CSXT’s Accounting for its Integrated Rail Operations With Conrail

Upon integration, substantially all of Conrail’s customer freight contracts were assumed by CSXT and Norfolk Southern Railway. As a result, CSXT’s operating revenue includes revenue from traffic previously moving on Conrail. Operating expenses reflect corresponding increases for costs incurred to handle the new traffic and operate the former Conrail lines. Operating expenses also include an expense category, “Conrail Operating Fee, Rent and Services,” which reflects payments to Conrail for the use of Conrail right-of-way and equipment, as well as charges for transportation, switching and terminal services in the Shared Asset Areas that Conrail operates for the joint benefit of CSXT and Norfolk Southern Railway.

Transactions With Conrail

The agreement under which CSXT operates its allocated portion of the Conrail route system has an initial term of 25 years and may be renewed at CSXT’s option for two five-year terms. Operating fees paid to Conrail under the agreement are subject to adjustment every six years based on the fair value of the underlying system. Lease agreements for the Conrail equipment operated by CSXT cover varying terms. CSXT is responsible for all costs of operating, maintaining, and improving the routes and equipment under these agreements.

At June 28, 2002 CSXT had no amounts receivable from Conrail, while at December 28, 2001, amounts receivable from Conrail totaled $3 million, principally for reimbursement of certain capital improvement costs. CSXT had amounts payable to Conrail of approximately $64 million and $88 million at June 28, 2002 and December 28, 2001, respectively, representing expenses incurred under the operating, equipment, and shared area agreements with Conrail.

NOTE 3.    ACCOUNTS RECEIVABLE

CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all rail freight accounts receivable to CSX Trade Receivables Corporation (“CTRC”), a wholly-owned subsidiary of CSX. Accounts receivable sold under this agreement totaled $985 million at June 28, 2002 and $966 million at December 28, 2001. In addition, through November 2001, CSXT had a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in all miscellaneous accounts receivable. Accounts receivable sold under this agreement was $47 million at June 29, 2001. The sales of receivables have been reflected as reductions of Accounts and Notes Receivable in the Consolidated Statement of Financial Position. The net losses associated with sales of receivables were $19 million for the quarter and $38 million for the six months ended June 28, 2002, and $20 million for the quarter and $39 million for the six months ended June 29, 2001.

CSXT has retained the responsibility for servicing accounts receivable sold to CTRC. The average servicing period is approximately one month. No servicing asset or liability has been recorded since the fees CSXT receives for servicing the receivables approximates the related costs.

CSX TRANSPORTATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(All Tables in Millions of Dollars)

NOTE 4.    OTHER INCOME (EXPENSE)

	Quarters Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Income from Real Estate Operations(1)	$—	41	$43	$50
Net Losses from Accounts Receivable Sold	(19)	(20)	(38)	(39)
Miscellaneous	2	(3)	(4)	(6)

Total	$(17)	$18	$1	$5

(1)
Gross revenue from real estate operations was $8 million for the quarter and $60 million for the six months ended June 28, 2002, and $49 million and $65 million for the quarter and six months ended June 29, 2001.

NOTE 5.    RELATED PARTIES

At June 28, 2002 and December 28, 2001, CSXT had deficit balances of $1.1 billion relating to its participation in the CSX cash management plan, which is shown as Due to Parent Company. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSXT and CSX are committed to repay all amounts due each other on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio, which was 2.88% and 4.83% at June 28, 2002 and June 29, 2001, respectively. Interest expense related to this plan was $7.7 million and $16.5 million for the quarter and six months ended June 28, 2002, and $7.6 million and $16.9 million for the quarter and six months ended June 29, 2001.

Related Party Service Fees expense consists of amounts related to:

•
A management service fee of $77 million and $59 million for the quarters ended June 28, 2002 and June 29, 2001, respectively, and $154 million and $119 million for the six-months ended June 28, 2002 and June 29, 2001, respectively, charged by CSX representing compensation for certain corporate services provided to the Company. These services include, but are not limited to the areas of human resources, finance, administration, benefits, legal, tax, internal controls and corporate communications, as well as strategic management services. The fee for 2002 is calculated as a percentage of CSXT’s revenue. Prior to 2002, the fee was calculated as a percentage of CSX’s investment in CSXT. As of June 28, 2002 and December 28, 2001, $32 million and $42 million, respectively was payable to CSX and was included in Due to Parent on the Statement of Financial Position.

CSX TRANSPORTATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(All Tables in Millions of Dollars)

NOTE 5.    RELATED PARTIES, Continued

•
Data processing related charges of $52 million and $54 million for the quarters ended June 28, 2002 and June 29, 2001, respectively, and $107 million and $110 million for the six-months ended June 28, 2002 and June 29, 2001, respectively, from CSX Technology, Inc. (CSX Technology) representing compensation to CSX Technology for the development, implementation and maintenance of computer systems, software and associated documentation for the day-to-day operations of the Company. These charges are based on a mark-up of direct costs. As of June 28, 2002 and December 28, 2001, $35 million and $44 million, respectively was payable to CSX and was included in Due to Affiliate on the Statement of Financial Position.

•
Reimbursement of $92 million for the quarters ended June 28, 2002 and June 29, 2001, and $178 million and $186 million for the six-months ended June 28, 2002 and June 29, 2001, respectively, under an operating agreement, from CSX Intermodal, Inc. (CSXI), for costs incurred by the Company related to intermodal operations. This reimbursement is based on an amount which approximates actual costs. As of June 28, 2002 and December 28, 2001, $28 million and $24 million, respectively was payable to CSX and was included in Due to Affiliate on the Statement of Financial Position.

•
Charges of $12 million and $13 million for the quarters ended June 28, 2002 and June 29, 2001, respectively, and $24 million and $27 million for the six-months ended June 28, 2002 and June 29, 2001, respectively, from Total Distribution Services, Inc. (TDSI), for services provided at automobile ramps. These charges are calculated based on direct costs. As of June 28, 2002 and December 28, 2001, $3 million and $4 million, respectively was payable to CSX and was included in Due to Affiliate on the Statement of Financial Position.

•
Charges of $19 million and $14 million for the quarters ended June 28, 2002 and June 29, 2001, respectively, and $40 million and $26 million for the six-months ended June 28, 2002 and June 29, 2001, respectively, from TRANSFLO Terminal Services, Inc. (TRANSFLO) for services provided at bulk commodity facilities. These charges are calculated based on direct costs. As of June 28, 2002 and December 28, 2001, $8 million and $5 million, respectively was payable to CSX and was included in Due to Affiliate on the Statement of Financial Position.

CSX Technology, CSXI, TDSI, and TRANSFLO are wholly-owned subsidiaries of CSX.

CSXT and CSX Insurance Company (“CSX Insurance”), a wholly-owned subsidiary of CSX, have entered into a loan agreement whereby CSXT may borrow up to $125 million from CSX Insurance. The loan is payable in full on demand. At June 28, 2002 and December 28, 2001, $115 million and $125 million, respectively, was outstanding. Interest on the loan is payable monthly at .45% over the LIBOR rate, and was 2.29% at June 28, 2002 and 2.56 % at December 28, 2001. Interest expense related to the loan was $0.6 million and $1.3 million for the quarter and six months ended June 28, 2002, respectively, and $2 million and $4 million for the quarter and six months ended June 29, 2001, respectively.

CSX TRANSPORTATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(All Tables in Millions of Dollars)

NOTE 5.    RELATED PARTIES, Continued

CSXT participates with CSX Lines, LLC (“CSX Lines”), a wholly-owned subsidiary of CSX, in four sale-leaseback arrangements. Under these arrangements, CSX Lines sold equipment to a third party and CSXT leased the equipment and assigned the lease to CSX Lines. CSX Lines is obligated for all lease payments and other associated equipment expenses. If CSX Lines defaults on its obligations under the arrangements, CSXT would assume the asset lease rights and obligations of $38.1 million at June 28, 2002.

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into fuel purchase agreements for approximately 50% of its fuel requirements over the next six months. These agreements amount to approximately 144 million gallons in commitments at a weighted average of 78 cents per gallon. These contracts require the Company to take monthly delivery of specified quantities of fuel at a fixed price. These contracts cannot be net settled.

CSXT also has a commitment under a long-term maintenance program for approximately 40% of the Company’s fleet of locomotives. The agreement expires in 2024 and totals $2.7 billion.

Contingencies

Environmental

CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (“PRP”) at 82 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (“Superfund”) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at 206 sites, including the sites addressed under Superfund or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT’s best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

CSX TRANSPORTATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(All Tables in Millions of Dollars)

NOTE 6.    COMMITMENTS AND CONTINGENCIES, Continued

Environmental, Continued

At least once each quarter, CSXT reviews its role, if any, with respect to each such location, giving consideration to the nature of CSXT’s alleged connection to the location (e.g., generator, owner or operator), the extent of CSXT’s alleged connection (e.g., volume of waste sent to the location and other relevant factors), the accuracy and strength of evidence connecting CSXT to the location, and the number, connection and financial position of other named and unnamed PRPs at the location. The ultimate liability for remediation can be difficult to determine with certainty because of the number and creditworthiness of PRPs involved. Through the assessment process, CSXT monitors the creditworthiness of such PRPs in determining ultimate liability.

Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs were $32 million at June 28, 2002 and December 28, 2001. These recorded liabilities, which are undiscounted, include amounts representing CSXT’s estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where CSXT’s obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the June 28, 2002 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

New Orleans Tank Car Fire

In 2001 CSXT reached a settlement of the New Orleans Tank Car Fire litigation, which was subject to a fairness hearing and court approval. The amount to be paid by CSXT under the settlement is $220 million, $85 million to be paid net of insurance recoveries. The fairness hearing occurred in April 2002, and the Court approved the settlement. The time has run for appeals. The Company is fully accrued for this settlement, which is subject to plaintiffs’ attorney’s reaching agreement with the group of plaintiffs. The Company expects that agreement to be obtained and the settlement is expected to be paid in 2002.

CSX TRANSPORTATION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(All Tables in Millions of Dollars)

NOTE 6.    COMMITMENTS AND CONTINGENCIES, Continued

Contract Settlement

In July the Company received $44 million as the first of two payments to settle a contract dispute. The second payment of $23 million is due in January 2003. The accounting for the settlement is under review, and the Company believes some portion will be recognized in the third quarter of 2002, but will be primarily recognized ratably over the remaining 18 year life of the contract.

Other Legal Proceedings

A number of other legal actions are pending against CSXT in which claims are made in substantial amounts. While the ultimate results of these actions against CSXT cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on CSXT’s consolidated financial position, results of operations or cash flows. The Company is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarter received.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

CSX Transportation (“CSXT”) follows a 52/53-week fiscal calendar. Fiscal years 2002 and 2001 consist of 52 weeks. The quarters ended June 28, 2002 and June 29, 2001 each consisted of 13 weeks. The six-month periods ended June 28, 2002 and June 29, 2001 each consisted of 26 weeks.

CSXT earned $148 million in operating income for the quarter ended June 28, 2002, down $4 million, or 3%, from the $152 million reported in the second quarter of 2001. Operating revenue decreased to $1.54 billion in the current period from $1.56 billion in the same period of the prior year. Although volumes in the second quarter declined because of continued weakness in the national economy by 2% year-over-year, revenue declined by only 1% compared to the corresponding quarter of the prior year because of the continued success of CSXT’s yield improvement program. Increased volumes for the phosphates and fertilizers, paper and forest, chemicals, emerging markets and automotive groups were offset by decreases in all other commodity groups. The metals, agricultural products, minerals, coal and coke markets realized price increases despite revenue declines.

Merchandise revenue was up $12 million or 1% over the prior year period. Merchandise volumes increased for the first time in two years, growing by 1% for the second quarter of 2002, compared to the same period in 2001. This increase was due to phosphates and fertilizers strong performance as well as year-over-year improved volumes in paper and forest, chemicals, and emerging markets. Strong demand and low inventory levels caused some metals shipments that normally move by rail to be diverted to trucks, which had a negative impact on metals volume. Agriculture and minerals volumes also were down in the quarter because of weakness in feed grains and foreign competition, respectively. Food and consumer products experienced revenue yield deterioration because of increased shipments in private rail equipment. All other merchandise commodity groups showed either flat or improved revenue yield compared to the prior year quarter.

Automotive volumes were up 6% versus second quarter of 2001 as manufacturers continue aggressive dealer incentive programs. Automotive revenue was up $18 million or 8% due to both rate and mix improvement.

Coal, coke and iron ore volumes were down 10% for the quarter versus last year. Coal, coke and iron ore revenue was down $38 million or 9% versus the prior year. Coal revenue yields were flat as rate increases were masked by volume pickup in shorthaul coal traffic that was converted to rail from truck.

The operating ratio increased to 90.4% for the quarter ended June 28, 2002 from 90.2% for the quarter ended June 29, 2001. Operating expenses decreased to $1.39 billion for the quarter ended June 28, 2002, from $1.40 billion in the same period in the prior year. This $14 million decrease resulted primarily from decreases in fuel and labor and fringe benefits, offset by an increase in related party service fees.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS, CONTINUED

RESULTS OF OPERATIONS, Continued

Labor and fringe benefits decreased $13 million primarily resulting from increased crew productivity and net headcount reductions of approximately 1,700 from prior year quarter as part of a continued effort by management to eliminate inefficiencies, which was somewhat offset by inflation. The positive effect of lower fuel prices, which reduced costs by $20 million, was offset by $1 million in increased volumes. The net impact of reduced fuel price was $11 million since $9 million of fuel surcharge revenue was eliminated.

These operating expense decreases were partially offset by increases in related party service fees of $20 million, due primarily to the change in the management service fee charged by CSX to better reflect the transition from a more diversified transportation company to one that is primarily rail-based.

The following tables provides rail carload and revenue data by service group and commodity for the quarters and six months ended June 28, 2002 and June 29, 2001:

	Carloads (Thousands) Quarter Ended		Revenue (Millions of Dollars) Quarter Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Merchandise
Phosphates and Fertilizer	119	105	$83	$75
Metals	80	83	101	103
Food and Consumer Products	42	42	55	57
Paper and Forest Products	122	121	162	161
Agricultural Products	87	92	119	125
Chemicals	129	127	233	225
Minerals	23	24	34	35
Emerging Markets	115	113	106	100

Total Merchandise	717	707	893	881
Automotive	148	139	231	213
Coal, Coke and Iron Ore
Coal	390	430	379	415
Coke	9	11	14	13
Iron Ore	9	13	5	8

Total Coal, Coke and Iron Ore	408	454	398	436
Other	—	—	16	26

Total Rail	1,273	1,300	$1,538	$1,556

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS, CONTINUED

RESULTS OF OPERATIONS, Continued

	Carloads (Thousands) Six Months Ended		Revenue (Millions of Dollars) Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001

Merchandise
Phosphates and Fertilizer	238	224	$172	$164
Metals	157	164	198	202
Food and Consumer Products	81	81	108	109
Paper and Forest Products	238	243	318	321
Agricultural Products	179	192	246	259
Chemicals	254	257	457	457
Minerals	45	47	68	71
Emerging Markets	208	210	194	188

Total Merchandise	1,400	1,418	1,761	1,771
Automotive	277	266	431	407
Coal, Coke and Iron Ore
Coal	783	869	760	831
Coke	17	21	27	24
Iron Ore	13	18	8	11

Total Coal, Coke and Iron Ore	813	908	795	866
Other	—	—	37	44

Total Rail	2,490	2,592	$3,024	$3,088

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS, CONTINUED

OUTLOOK

During the remainder of 2002, CSXT expects that its financial results will improve as the industrial sector slowly recovers from the industrial recession that impacted the company’s volumes negatively over the last seven quarters. CSXT believes it is ready to capitalize and benefit significantly from an economic recovery through the inherent operating leverage that it possesses. Even if an economic recovery does not materialize until 2003, CSXT still anticipates posting quarterly year-over-year improvements in earnings throughout the remainder of the year.

OTHER MATTERS

Legal Proceedings

New Orleans Tank Car Fire Litigation

In 2001 CSXT reached a settlement of the New Orleans Tank Car Fire litigation, which was subject to a fairness hearing and court approval. The amount to be paid by CSXT under the settlement is $220 million, $85 million to be paid net of insurance recoveries. The fairness hearing occurred in April 2002, and the Court approved the settlement. The time has run for appeals. The Company is fully accrued for this settlement, which is subject to plaintiffs’ attorney’s reaching agreement with the group of plaintiffs. The Company expects that agreement to be obtained and the settlement is expected to be paid in 2002.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS, CONTINUED

FORWARD LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to, among other items: projections and estimates of earnings, revenues, cost-savings, expenses, or other financial items; statements of management’s plans, strategies and objectives for future operation, and management’s expectations as to future performance and operations and the time by which objectives will be achieved; statements concerning proposed new products and services; and statements regarding future economic, industry or market conditions or performance. Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “project”, and similar expressions. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update or revise any forward-looking statement. If the Company does update any forward-looking statement, no inference should be drawn that the Company will make additional updates with respect to that statement or any other forward-looking statements.

Forward-looking statements are subject to a number of risks and uncertainties, and actual performance or results could differ materially from that anticipated by these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others: (i) the Company’s success in implementing its financial and operational initiatives, (ii) changes in domestic or international economic or business conditions, including those affecting the rail industry (such as the impact of industry competition, conditions, performance and consolidation); (iii) legislative or regulatory changes; and (iv) the outcome of claims and litigation involving or affecting the Company. Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this Quarterly Report and in the Company’s other SEC reports, accessible on the SEC’s website at www.sec.gov and the Company’s website at www.csx.com.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to risk relating to changes in the price of diesel fuel. Forward purchase agreements have been entered into with various suppliers for approximately 144 million gallons of fuel, which is approximately 50% of the remaining 2002 requirement, at a weighted average price of 78 cents per gallon. The Company is subject to fluctuations in prices for the remainder of its 2002 needs. A one cent change in the price per gallon of fuel would affect fuel expense for the remainder of 2002 by approximately $1.4 million.

CSXT participates in the CSX cash management plan, under which excess cash is advanced to CSX for investment. CSX than makes cash funds available to CSXT as needed for use in their operations, and are committed to repay all amounts due on demand should circumstances require. CSXT is charged for borrowings or compensated for investments based on returns earned by the plan portfolio. At June 28, 2002 and December 29, 2001, CSXT had a $1.1 billion deficit balance relating to CSXT’s participation in the CSX cash management plan, which is included in Due to Parent Company in the Statement of Financial Position. CSXT also had $108 million of floating rate debt outstanding at June 28, 2002 and December 28, 2001. A 1% increase or decrease in the interest rates would have an approximately $12 million effect on annual interest expense.

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

None.

(b)  Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX TRANSPORTATION, INC. (Registrant)

By:	/s/ CAROLYN T. SIZEMORE
Carolyn T. Sizemore (Principal Accounting Officer)

Dated: July 29, 2002