Form 10-Q
period 2002-09-27
CSX TRANSPORTATION INC
filed 2002-10-28
CIK 88128

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 27, 2002

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

CSX TRANSPORTATION, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 27, 2002

CSX TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statement of Earnings
(Millions of Dollars)

	Quarter Ended		Nine Months Ended
	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
	(Unaudited)

OPERATING REVENUE
Merchandise	$871	$852	$2,632	$2,623
Automotive	195	184	626	591
Coal, Coke & Iron Ore	401	435	1,196	1,301
Other	6	24	43	68

Total	1,473	1,495	4,497	4,583

OPERATING EXPENSE
Labor and Fringe	611	606	1,830	1,854
Materials, Supplies and Other	261	282	832	837
Conrail Operating Fee, Rent and Services	86	84	260	261
Related Party Service Fees	(9)	44	138	140
Building and Equipment Rent	112	102	311	317
Depreciation	136	130	397	392
Fuel	109	123	325	408

Total	1,306	1,371	4,093	4,209

OPERATING INCOME	167	124	404	374

Other Income (Expense)	16	(6)	17	(1)

Interest Expense	28	30	86	97

EARNINGS BEFORE INCOME TAXES	155	88	335	276

Income Tax Expense	58	31	127	104

NET EARNINGS	$97	$57	$208	$172

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows
(Millions of Dollars)

	Nine Months Ended
	September 27, 2002	September 28, 2001
	(Unaudited)
OPERATING ACTIVITIES
Net Earnings	$208	$172
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Depreciation	397	392
Deferred Income Taxes	144	87
Other Operating Activities	5	(17)
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(15)	(26)
Sale of Accounts Receivable, Net	(29)	10
Other Current Assets	(39)	(14)
Accounts Payable	(81)	(145)
Other Current Liabilities	(108)	66

Net Cash Provided by Operating Activities	482	525

INVESTING ACTIVITIES
Property Additions	(647)	(566)
Short-term Investments	220	—
Other Investing Activities	(5)	1

Net Cash Used by Investing Activities	(432)	(565)

FINANCING ACTIVITIES
Long-term Debt Repaid	(172)	(134)
Advances from CSX	244	324
Dividends Paid	(150)	(159)
Other Financing Activities	1	4

Net Cash (Used) Provided by Financing Activities	(77)	35

Net Decrease in Cash and Cash Equivalents	(27)	(5)

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash and Cash Equivalents at Beginning of Period	27	28

Cash and Cash Equivalents at End of Period	—	23
Short-term Investments at End of Period	—	—

Cash, Cash Equivalents and Short-term Investments at End of Period	$—	$23

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION, INC. AND SUBSIDIARIES

Consolidated Statement of Financial Position
(Millions of Dollars)

	September 27, 2002	December 28, 2001
	(Unaudited)
ASSETS
Current Assets
Cash, Cash Equivalents and Short-term Investments	$—	$247
Accounts Receivable, Net	275	289
Notes Receivable	52	62
Materials and Supplies	183	181
Deferred Income Taxes	101	142
Income Taxes Receivable	78	78
Other Current Assets	63	32

Total Current Assets	752	1,031

Properties	16,992	16,644
Accumulated Depreciation	(4,539)	(4,427)

Properties-Net	12,453	12,217

Affiliates and Other Companies	212	198
Other Long-term Assets	609	567

Total Assets	$14,026	$14,013

LIABILITIES
Current Liabilities
Accounts Payable	$624	$736
Labor and Fringe Benefits Payable	286	320
Casualty, Environmental and Other Reserves	174	178
Current Maturities of Long-term Debt	207	170
Income and Other Taxes Payable	207	192
Due to Parent Company	1,338	1,107
Due to Affiliate	201	209
Other Current Liabilities	76	196

Total Current Liabilities	3,113	3,108
Casualty, Environmental and Other Reserves	507	532
Long-term Debt	880	1,033
Deferred Income Taxes	3,353	3,250
Other Long-term Liabilities	602	577

Total Liabilities	8,455	8,500

SHAREHOLDER’S EQUITY
Common Stock, $20 Par Value:
Authorized 10,000,000 Shares;
Issued and Outstanding 9,061,038 Shares	181	181
Other Capital	1,380	1,380
Retained Earnings	4,010	3,952

Total Shareholder’s Equity	5,571	5,513

Total Liabilities and Shareholder’s Equity	$14,026	$14,013

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
(All tables in Millions of Dollars)

NOTE 1.    BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Transportation, Inc. and its subsidiaries (“CSXT” or the “Company”) at September 27, 2002 and December 28, 2001, the results of its operations for the quarters and nine months ended September 27, 2002 and September 28, 2001, and its cash flows for the nine months ended September 27, 2002 and September 28, 2001, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 2002 presentation. CSXT is a wholly-owned subsidiary of CSX Corporation (“CSX”).

The Company believes that the disclosures presented are accurate and not misleading, but suggests that these financial statements be read in conjunction with the financial statements and the notes included in CSXT’s latest Form 10-K.

CSXT follows a 52/53 week fiscal reporting calendar. Fiscal years 2002 and 2001 consist of 52 weeks ending on December 27, 2002 and December 28, 2001, respectively. The financial statements presented are for the 13-week quarters ended September 27, 2002 and September 28, 2001, the 39-week periods ended September 27, 2002 and September 28, 2001, and as of December 28, 2001.

NOTE 2.    INTEGRATED RAIL OPERATIONS WITH CONRAIL.

Background

CSX and Norfolk Southern Corporation (“Norfolk Southern”) completed the acquisition of Conrail Inc. (“Conrail”) in May 1997. Conrail owns the primary freight railroad system serving the northeastern United States, and its rail network extends into several midwestern states and into Canada. CSX and Norfolk Southern, through a jointly owned acquisition entity, hold ownership interests in Conrail of 42% and 58%, respectively, and voting interests of 50% each. CSX and Norfolk Southern operate over allocated portions of the Conrail lines.

CSXT and Norfolk Southern Railway Company (“Norfolk Southern Railway”), the rail subsidiary of Norfolk Southern, operate their respective portions of the Conrail system pursuant to certain operating agreements. Under these agreements, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail services in certain shared geographic areas (“Shared Asset Areas”) for the joint benefit of CSXT and Norfolk Southern Railway for which it is compensated on the basis of usage by the respective railroads.

CSX TRANSPORTATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued
(All tables in Millions of Dollars)

NOTE 2.    INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

Accounting and Financial Reporting Effects

CSXT’s operating revenue and expense includes activity from traffic moving on the territory acquired in the Conrail transaction. Operating expenses also include an expense category, “Conrail Operating Fee, Rent and Services,” which reflects payments to Conrail for the use of Conrail right-of-way and equipment, as well as charges for transportation, switching and terminal services in the Shared Asset Areas that Conrail operates for the joint benefit of CSXT and Norfolk Southern Railway.

Transactions with Conrail

The agreement under which CSXT operates its allocated portion of the Conrail route system has an initial term of 25 years and may be renewed at CSXT’s option for two five-year terms. Operating fees paid to Conrail under the agreement are subject to adjustment every six years based on the fair value of the underlying Conrail railroad system. Lease agreements for the Conrail equipment operated by CSXT cover varying terms. CSXT is responsible for all costs of operating, maintaining, and improving the routes and equipment under these agreements.

As listed below, CSXT has amounts payable to Conrail, representing expenses incurred under the operating, equipment and shared area agreements with Conrail. At December 28, 2001, CSXT also had receivables from Conrail, principally for reimbursement of certain capital improvement costs.

	September 27, 2002	December 28, 2001
CSXT Payable to Conrail	$70	$88
CSXT Receivable from Conrail	—	3

NOTE 3.    ACCOUNTS RECEIVABLE

CSXT has an ongoing agreement to sell without recourse, on a revolving basis each month, an undivided percentage ownership interest in all rail freight accounts receivable to CSX Trade Receivables Corporation (“CTRC”), a wholly-owned subsidiary of CSX. Outstanding accounts receivable sold under this agreement totaled $936 million at September 27, 2002 and $966 million at December 28, 2001. In addition, through November 2001, CSXT had a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in all miscellaneous accounts receivable. Accounts receivable sold under this agreement were $47 million at September 28, 2001. The sales of receivables have been reflected as reductions of Accounts Receivable in the Consolidated Statement of Financial Position. The net losses associated with sales of receivables were $18 million for the quarter and $56 million for the nine months ended September 27, 2002, and $19 million for the quarter and $58 million for the nine months ended September 28, 2001.

CSX TRANSPORTATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued
(All tables in Millions of Dollars)

NOTE 3.    ACCOUNTS RECEIVABLE, Continued

CSXT has retained the responsibility for servicing accounts receivable sold to CTRC. The average servicing period is approximately one month. No servicing asset or liability has been recorded since the fees CSXT receives for servicing the receivables approximates the related costs.

NOTE 4.    OTHER INCOME (EXPENSE)

	Quarters Ended		Nine Months Ended
	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
Income from Real Estate Operations(1)	$33	$15	$76	$65
Net Losses from Accounts Receivable Sold	(18)	(19)	(56)	(58)
Miscellaneous	1	(2)	(3)	(8)

Total	$16	$(6)	$17	$(1)

(1)
Gross revenue from real estate operations was $42 million for the quarter and $102 million for the nine months ended September 27, 2002, and $21 million and $86 million for the quarter and nine months ended September 28, 2001.

NOTE 5.    RELATED PARTIES

At September 27, 2002 and December 28, 2001, CSXT had deficit balances of $1.3 billion and $1.1 billion, respectively, relating to its participation in the CSX cash management plan, which is shown as Due to Parent Company in the Consolidated Statement of Financial Position. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSXT and CSX are committed to repay all amounts due each other on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio, which was 2.79% and 4.19% at September 27, 2002 and September 28, 2001, respectively. Interest expense related to this plan was $8.0 million and $24.5 million for the quarter and nine months ended September 27, 2002, and $6.8 million and $23.7 million for the quarter and nine months ended September 28, 2001.

Related Party Service Fees consists of amounts related to:

•
CSX Intermodal, Inc. (“CSXI”) Reimbursements—Reimbursement from CSXI under an operating agreement for costs incurred by the Company related to intermodal operations. This reimbursement is based on an amount which approximates actual costs. The Company also collects certain revenue on behalf of CSXI under the operating agreement.

•	Total Distribution Services, Inc. (“TDSI”) Charges—Charges from TDSI for services provided to CSXT at automobile ramps. These charges are calculated based on direct costs.

•	TRANSFLO Terminal Services, Inc. (“TRANSFLO”) Charges—Charges from TRANSFLO for services provided to CSXT at bulk commodity facilities. These charges are calculated based on direct costs.

CSX TRANSPORTATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued
(All tables in Millions of Dollars)

NOTE 5.    RELATED PARTIES, Continued

•
CSX Management Service Fee—A management service fee charged by CSX as compensation for certain corporate services provided to the Company. These services include, but are not limited to, the areas of human resources, finance, administration, benefits, legal, tax, internal controls and corporate communications, as well as strategic management services. The fee for 2002 is calculated as a percentage of CSXT’s revenue. Prior to 2002, the fee was calculated as a percentage of CSX’s investment in CSXT.

•
CSX Technology, Inc. (“CSX Technology”) Charges—Data processing charges from CSX Technology as compensation to CSX Technology for the development, implementation and maintenance of computer systems, software and associated documentation for the day-to-day operations of the Company. These charges are based on a mark-up of direct costs.

•
CTRC Reimbursement—During the quarter ended September 27, 2002, the Company charged CTRC for accounts receivable reserves recorded by the Company in current and prior periods related to receivables sold to CTRC.

CSX Technology, CSXI, TDSI, and TRANSFLO are wholly-owned subsidiaries of CSX.

Detail Of Due to Affiliate

	Quarters Ended
	September 27, 2002	December 28, 2001
CSXI	$34	$24
TDSI	—	4
TRANSFLO	9	5
CSX Technology	37	44
CSX Insurance	115	125
CTRC	6	6
Other	—	1

Total Due to Affiliate	$201	$209

Detail of Related Party Service Fees

	Quarters Ended		Nine Months Ended
	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
CSXI	$(94)	$(94)	$(272)	$(280)
TDSI	7	11	31	38
TRANSFLO	20	13	60	39
CSX Management Service Fee	59	60	213	179
CSX Technology	52	54	159	164
CTRC	(53)	—	(53)	—

Total Related Party Service Fees	$(9)	$44	$138	$140

CSX TRANSPORTATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued
(All tables in Millions of Dollars)

NOTE 5.    RELATED PARTIES, Continued

CSXT and CSX Insurance Company (“CSX Insurance”), a wholly-owned subsidiary of CSX, have entered into a loan agreement whereby CSXT may borrow up to $125 million from CSX Insurance. The loan is payable in full on demand. At September 27, 2002 and December 28, 2001, $115 million and $125 million, respectively, was outstanding. Interest on the loan is payable monthly at 0.45% over the LIBOR rate, and was 1.82% at September 27, 2002 and 2.56% at December 28, 2001. Interest expense related to the loan was $0.6 million and $1.9 million for the quarter and nine months ended September 27, 2002, respectively, and $1.4 million and $4.9 million for the quarter and nine months ended September 28, 2001, respectively.

CSXT participates with SL Service, Inc., a wholly-owned subsidiary of CSX, in sale-leaseback arrangements. Under these arrangements, SL Service, Inc. sold equipment to a third party and CSXT leased the equipment and assigned the lease to SL Service, Inc. SL Service, Inc. is obligated for all lease payments and other associated equipment expenses. If SL Service, Inc. defaults on its obligations under the arrangements, CSXT would assume the asset lease rights and obligations of $27 million at September 27, 2002. These leases were assumed by Maersk as part of its purchase of the CSX international liner business. CSXT believes that Maersk will fulfill its contractual commitments with respect to such leases and that CSXT will have no further liability for those obligations.

NOTE 6.    COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into fuel purchase agreements for approximately 50% of its fuel requirements over the next three months. The Company has not entered into any fuel purchase agreements for 2003. At September 27, 2002, the agreements amount to approximately 70 million gallons in commitments at a weighted average of 78 cents per gallon. These contracts require the Company to take monthly delivery of specified quantities of fuel at a fixed price.

CSXT also has a commitment under a long-term maintenance program for approximately 40% of the Company’s fleet of locomotives. The agreement expires in 2025 and totals $2.6 billion.

Contingencies

Self-Insurance

The Company obtains substantial amounts of commercial insurance for potential losses for third-party liability and property damages. It also self-insures at reasonable levels, based on its assessment of market risks and practices.

CSX TRANSPORTATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued
(All tables in Millions of Dollars)

NOTE 6.    COMMITMENTS AND CONTINGENCIES, Continued

Contingencies, Continued

Casualty

CSXT incurs claims for occupational injuries, personal injuries and accidents. Casualty reserves are estimated based upon the first reporting of an accident or personal injury, and updated as information develops. Liabilities for accidents are based upon the type and severity of the injury or claim and the use of current trends and historical data. The Company believes it has recorded liabilities in sufficient amounts to cover all identified claims and estimates of incurred, but not reported personal injury and accident claims. Unreported occupational injuries are not subject to reasonable estimation, thus no provision is made for incurred, but not reported occupational injuries. Occupational injury, personal injury and accident liabilities amount to $425 million and $435 million at September 27, 2002 and December 28, 2001, respectively.

Environmental

CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at 89 environmentally impaired sites that are, or may be, subject to remedial action under the Federal Superfund statute (“Superfund”) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at 206 sites. The 206 sites where it is participating in the study or clean-up of alleged environmental contamination include the 89 Superfund sites noted above.

At least once each quarter, CSXT reviews its role, if any, with respect to each such location, giving consideration to the nature of CSXT’s alleged connection to the location (e.g., generator of waste sent to the site, owner or operator of the site), the extent of CSXT’s alleged connection (e.g., volume of waste sent to the location and other relevant factors), the accuracy of evidence connecting CSXT to the location, and the number, connection, financial position and ability to pay of other named and unnamed PRPs at the location.

Based upon the assessment review process, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at September 27, 2002, and December 28, 2001 were $34 and $32 million, respectively. These recorded liabilities, which are undiscounted, include amounts representing CSXT’s estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the Company’s obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the September 27, 2002 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

CSX TRANSPORTATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited), Continued
(All tables in Millions of Dollars)

NOTE 6.    COMMITMENTS AND CONTINGENCIES, Continued

Contingencies, Continued

Environmental, Continued

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

New Orleans Tank Car Fire

CSXT’s settlement of the New Orleans Tank Car Fire Litigation was $220 million, of which approximately $135 million was funded by CSXT’s insurers, and was paid during the third quarter of 2002 to the plaintiffs’ representatives.

Contract Settlement

In July the Company received $44 million as the first of two payments to settle a contract dispute. In the quarter ended September 27, 2002, the Company recognized approximately $7 million of this first payment in other income as this amount related to prior periods. The remaining $37 million will be recognized ratably over the contract period which ends in 2020. The second payment of $23 million is due in January 2003 and will likewise be recognized over the contract period which ends in 2020. The results of this settlement will provide approximately $3 million in annual pretax earnings through 2020.

Other Legal Proceedings

A number of other legal actions are pending against CSXT in which claims are made in substantial amounts. While the ultimate results of these actions against CSXT cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material effect on CSXT’s consolidated financial position, results of operations or cash flows. The Company is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarter received.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CSX Transportation, Inc. (“CSXT” or “Company”) follows a 52/53-week fiscal calendar. Fiscal years 2002 and 2001 consist of 52 weeks ending on December 27, 2002 and December 28, 2001, respectively. The financial statements presented are for the 13-week quarters ended September 27, 2002 and September 28, 2001, the 39-week periods ended September 27, 2002 and September 28, 2001, and as of December 28, 2001.

CSXT earned $167 million in operating income for the quarter ended September 27, 2002, compared to $124 million reported in the third quarter of 2001. The $43 million, or 35%, increase was primarily due to a related party charge.

Revenue decreased to $1.473 billion in the current period from $1.495 billion in the same quarter of the prior year. The $22 million decrease resulted from weaker coal demand, which offset increases in merchandise and automotive revenues.

Merchandise revenue was up $19 million or 2% over the prior year period due to volume and price increases. This increase was due to the continued strong performance of phosphates and fertilizers as well as year-over-year improvements in metals, paper and forest, and chemical volumes. Agriculture volumes were down in the quarter because of a decline in the demand for export grain. The phosphates and fertilizers, paper and forest, agricultural, chemicals, minerals, and emerging markets commodity groups realized yield improvements as compared to the prior year period.

Automotive revenue was up $11 million or 6% due to yield improvements driven primarily by favorable mix and extended linehauls. Automotive sales are favorably affected by continued dealer incentives. The continuing increase in light truck production capacity is driving volume growth.

Coal, coke and iron ore revenue was down $34 million versus the prior year. Coal volumes were down 6% and revenue was down 8%. Unfavorable export, metallurgical, lake, and industrial coal are a result of plant closings and reduced competitive standing of U.S. coal in international markets. Pricing and increased tons per car continue to improve revenue per car yield, but were offset by mix changes, including short-haul modal conversions to the river, and decline in higher revenue per car movements, such as export and long-haul southern utility traffic.

Operating expenses were at $1.31 billion and $1.37 billion for the quarters ended September 27, 2002 and September 28, 2001, respectively. Labor and fringe benefits, equipment rent and depreciation increased in the current year quarter, offset by related party fees, lower materials, supplies and other and favorable fuel expenses.

Labor and fringe benefits increased $5 million primarily due to inflation and increased healthcare costs, partially offset by decreases attributed to headcount reductions. Equipment rent increased $10 million or 10% primarily as a result of unanticipated car hire reclaims from another railroad, which should not recur.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, Continued

RESULTS OF OPERATIONS, Continued

Fuel costs were down $14 million, $13 million due to lower fuel price. The net impact on operating income of reduced fuel price was $4 million, since $9 million of fuel surcharge revenue was eliminated.

Materials, supplies and other expense improved by $21 million as compared to the prior year quarter primarily due to reductions in personal injuries, derailment and other costs. Expenses associated with the Baltimore tunnel fire last year were offset by insurance recoveries in the same period.

Related party service fees decreased $53 million due to the Company charging CTRC for accounts receivable reserves recorded by the Company in current and prior periods related to receivables sold to CTRC.

In addition, several cost categories reflected expenses associated with train speed restrictions due to the heat orders that were put in place during the height of the Company’s maintenance program in August and part of September.

The following tables provide rail carload and revenue data by service group and commodity for the quarters and nine months ended September 27, 2002 and September 28, 2001:

	Third Quarter Loads (Thousands)			Third Quarter Revenue (Millions of Dollars)
	2002	2001	% Change	2002	2001	% Change
Merchandise
Phosphates and Fertilizer	113	101	12	$73	$63	16
Metals	83	81	2	104	102	2
Food and Consumer	41	41	—	53	54	(2)
Paper and Forest	122	120	2	161	161	—
Agricultural	86	88	(2)	116	118	(2)
Chemicals	124	123	1	224	216	4
Minerals	21	23	(9)	33	36	(8)
Emerging Markets	115	117	(2)	107	102	5

Total Merchandise	705	694	2	871	852	2
Automotive	124	119	4	195	184	6
Coal, Coke and Iron Ore
Coal	395	422	(6)	382	417	(8)
Coke	9	10	(10)	12	12	—
Iron Ore	13	12	8	7	6	17

Total Coal, Coke and Iron Ore	417	444	(6)	401	435	(8)
Other	—	—	—	6	24	(75)

Total Rail	1,246	1,257	(1)	$1,473	$1,495	(1)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, Continued

RESULTS OF OPERATIONS, Continued

	Nine Months Loads (Thousands)			Nine Months Revenue (Millions of Dollars)
	2002	2001	% Change	2002	2001	% Change
Merchandise
Phosphates and Fertilizer	351	325	8	$245	$227	8
Metals	240	245	(2)	302	304	(1)
Food and Consumer	122	122	—	161	163	(1)
Paper and Forest	360	363	(1)	479	482	(1)
Agricultural	265	280	(5)	362	377	(4)
Chemicals	378	380	(1)	681	673	1
Minerals	66	70	(6)	101	107	(6)
Emerging Markets	323	327	(1)	301	290	4

Total Merchandise	2,105	2,112	—	2,632	2,623	—
Automotive	401	385	4	626	591	6
Coal, Coke and Iron Ore
Coal	1,178	1,291	(9)	1,142	1,248	(8)
Coke	26	31	(16)	39	36	8
Iron Ore	26	30	(13)	15	17	(12)

Total Coal, Coke and Iron Ore	1,230	1,352	(9)	1,196	1,301	(8)
Other	—	—	—	43	68	(37)

Total Rail	3,736	3,849	(3)	$4,497	$4,583	(2)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, Continued

OTHER MATTERS

New Orleans Tank Car Fire

CSXT’s settlement of the New Orleans Tank Car Fire Litigation was $220 million, of which approximately $135 million was funded by CSXT’s insurers, and was paid during the third quarter of 2002 to the plaintiffs’ representatives.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS, Continued

FORWARD LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to, among other items: projections and estimates of earnings, revenues, cost-savings, expenses, or other financial items; statements of management’s plans, strategies and objectives for future operations, and management’s expectations as to future performance and operations and the time by which objectives will be achieved; statements concerning proposed new products and services; and statements regarding future economic, industry or market conditions or performance. Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “project”, and similar expressions. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update or revise any forward-looking statement. If the Company does update any forward-looking statement, no inference should be drawn that the Company will make additional updates with respect to that statement or any other forward-looking statements.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to risk relating to changes in the price of diesel fuel. Forward purchase agreements have been entered into with various suppliers for approximately 70 million gallons of fuel, which is approximately 50% of the requirement over the next three months, at a weighted average price of 78 cents per gallon. The Company is subject to fluctuations in prices for the remainder of its 2002 needs. A one cent change in the price per gallon of fuel would affect fuel expense for the remainder of 2002 by approximately $0.7 million. The Company has not entered into any fuel purchase contracts for 2003.

CSXT participates in the CSX cash management plan, under which excess cash is advanced to CSX for investment. CSX than makes cash funds available to CSXT as needed for use in its operations CSXT and CSX are committed to repay all amounts due on demand should circumstances require. CSXT is charged for borrowings or compensated for investments based on returns earned by the plan portfolio. At September 27, 2002 and December 28, 2001, CSXT had deficit balances of $1.3 billion and $1.1 billion, respectively, relating to its participation in the CSX cash management plan, which is included in Due to Parent Company in the Statement of Financial Position. CSXT also had $108 million of floating rate debt outstanding at September 27, 2002 and December 28, 2001. A 1% increase or decrease in the interest rates would have an approximately $1.1 million effect on annual interest expense.

ITEM 4:     DISCLOSURE CONTROL AND PROCEDURES

As of October 23, 2002, under the supervision and with the participation of the Company’s Principal Executive Officer and the Principal Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 23, 2002. There were no significant changes in the Company’s internal controls or in the other factors that could significantly affect those controls subsequent to the date of evaluation.

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

99.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX TRANSPORTATION, INC. (Registrant)

By:	/s/ CAROLYN T. SIZEMORE
Carolyn T. Sizemore (Principal Accounting Officer)

Dated: October 28, 2002

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER

I, Michael J. Ward, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CSX Transportation, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002

/s/ MICHAEL J. WARD
Michael J. Ward Principal Executive Officer

CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER

I, Frederick J. Favorite Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CSX Transportation, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 28, 2002

/s/ FREDERICK J. FAVORITE JR.
Frederick J. Favorite Jr. Principal Financial Officer