Form 10-K
period 2002-12-27
CSX TRANSPORTATION INC
filed 2003-02-26
CIK 88128

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 27, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from              to

Commission file number 1-3359

CSX TRANSPORTATION INC.

(Exact name of registrant as specified in its charter)

Virginia	54-6000720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Water Street, Jacksonville, FL.	32202
(Address of principal executive offices)	(Zip Code)

(904) 359-3100

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each class is registered
Louisville and Nashville Railroad Company First and Refunding Mortgage 3 3/8% Bonds, Series F, due April 1, 2003	New York Stock Exchange

Louisville and Nashville Railroad Company First and Refunding Mortgage 2 7/8% Bonds, Series G, due April 1, 2003	New York Stock Exchange

Monon Railroad 6% Income Debentures, due January 1, 2007	New York Stock Exchange

Exhibit Index can be found on page 8.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  (X)  No  (    )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2). Yes  (    )  No  (X)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value of the voting stock at June 28, 2002, was $-0-, excluding the voting stock held by the parent of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The registrant has 9,061,038 shares of common stock, par value $20.00, outstanding at January 24, 2003.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

2002 FORM 10-K ANNUAL REPORT

PART I

ITEMS 1. & 2.    BUSINESS AND PROPERTIES

General

CSX Transportation Inc. (“CSXT” or “Company”) is the largest rail network in the Eastern United States, providing rail freight transportation over a network of more than 23,000 route miles in 23 states, the District of Columbia, and two Canadian provinces. Headquartered in Jacksonville, Florida, CSXT conducts railroad operations in its own name and through railroad subsidiaries, employing an average of approximately 33,500 employees during its most recent fiscal year.

CSXT is a wholly-owned subsidiary of CSX Corporation (“CSX”). CSX is a publicly-owned corporation with headquarters at 500 Water Street, 15th Floor, Jacksonville, Florida 32202. CSX also owns other transportation businesses, including CSX Intermodal Inc., an intermodal and trucking company; CSX World Terminals LLC, a container-freight terminal company; and CSX Lines LLC, a domestic container-shipping company which is the subject of an agreement under which CSX would convey most of its interest in CSX Lines LLC in return for cash and securities of a new venture, Horizon Lines LLC. CSX also has interests in real estate, resorts and resort management.

For information concerning business conducted by CSXT during 2002, see “Management’s Narrative Analysis of the Results of Operations” on pages 38-47.

Rail Lines

On December 27, 2002, CSXT’s consolidated railroad system consisted of 40,299 miles of track consisting of the following:

Track Miles
First Main	23,160
Second Main	5,506
Passing, Crossovers and Turnouts	2,865
Way and Yard Switching	8,768

Total	40,299

Included in the above are the following arrangements for use of track not owned by CSXT:

Track Miles
Leased Track	6,565
Track Under Trackage Right Agreements (including 5,631 miles of Conrail track)	6,505
Track Under Operating Contracts	256

ITEMS 1. & 2.    BUSINESS AND PROPERTIES, Continued

Equipment

On December 27, 2002, CSXT and subsidiaries owned or leased the following:

	Owned	Leased	Total
Locomotives
Freight	2,349	844	3,193
Switching	159	29	188
Auxiliary Units	181	11	192

Total	2,689	884	3,573

Freight Cars
Gondolas	15,503	15,867	31,370
Open Top Hoppers	13,774	8,441	22,215
Box Cars	10,086	7,931	18,017
Covered Hoppers	10,849	6,880	17,729
Flat Cars	917	18,918	19,835
Other	643	6	649

Total	51,772	58,043	109,815

Included in leased equipment are 518 locomotives and 17,130 freight cars leased from Conrail.

ITEM 3.    LEGAL PROCEEDINGS

Please see the information set forth on pages 43 of this document in “Management’s Narrative Analysis of the Results of Operations,” under the caption “Casualty, Legal and Environmental Reserves”.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information omitted in accordance with General Instruction I(2)(c).

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

CSXT is a wholly-owned subsidiary of CSX, and accordingly, there is no market for its common stock. During the years 2002, 2001 and 2000, CSXT paid dividends to CSX on its common stock of $200 million, $212 million and $220 million, respectively.

ITEM 6.    SELECTED FINANCIAL DATA

Information omitted in accordance with General Instruction I(2)(a).

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS

Information omitted in accordance with General Instruction I(2)(a). However, in compliance with said Instruction, see “Management’s Narrative Analysis of the Results of Operations” on pages 38-47.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to risk relating to changes in the price of diesel fuel. At the end of 2002, the Company had not entered into any long-term commitments for forward fuel purchases. The Company’s average annual fuel consumption is approximately 570 million gallons. A one-cent change in the price per gallon of fuel would impact fuel expense by approximately $6 million.

CSXT participates in the CSX cash management plan, under which excess cash is advanced to CSX for investment. CSX than makes cash funds available to CSXT as needed for use in its operations. CSXT and CSX are committed to repay all amounts due on demand should circumstances require. CSXT is charged for borrowings or compensated for investments based on returns earned by the plan portfolio. At December 27, 2002 and December 28, 2001, CSXT had deficit balances of $1.3 billion and $1.1 billion, respectively, relating to its participation in the CSX cash management plan, which is included in Due to Parent Company in the Statement of Financial Position. A 1% change in interest rates would have impacted annual interest expense on the plan by approximately $13 million in 2002 and $11 million in 2001.

CSXT had $101 million and $108 million of floating rate debt outstanding at December 27, 2002 and December 28, 2001, respectively. A 1% change in interest rates would have impacted annual interest expense on floating-rate debt by approximately $1 million in 2002 and 2001.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of CSXT and notes thereto required in response to this item are included herein (refer to Index to Consolidated Financial Statements on page 12).

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

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

PART IV

ITEM 14.    CONTROLS AND PROCEDURES

As of February 18, 2002, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of February 18, 2002. There were no significant changes in the Company’s internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

See Index to Consolidated Financial Statements on page 12.

2.	Financial Statement Schedules

The information required by Schedule II is included in Note 9, “Casualty, Environmental and Other Reserves,” to the consolidated financial statements. All other financial statement schedules are not applicable.

3.	Exhibits

(3.1)	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 10-K dated March 8, 1996)

(3.2)*	By-laws of the Registrant, as amended

(4.1)	Articles of Incorporation, as amended (See Exhibit 3.1)

(4.2)*	By-laws of the Registrant, as amended (See Exhibit 3.2)

Pursuant to Regulation S-K, Item 601 (b)(4)(iii), instruments that define the rights of holders of the Registrant’s long-term debt securities, where the long-term debt securities authorized under each instrument do not exceed 10% of the Registrants’ total assets, have been omitted and will be furnished to the Commission upon request.

(10.1)

Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC, with certain schedules thereto (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 11, 1999)

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, Continued

(a)	3. Exhibits, Continued

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

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, Continued

(a)	3. Exhibits, Continued

(21)	Omitted in accordance with General Instruction I(2)(c)

(24)*	Powers of Attorney

(99.1)*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.2)*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2003.

CSX TRANSPORTATION, INC.

/S/ CAROLYN T. SIZEMORE
Carolyn T. Sizemore (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title

/S/ MICHAEL J. WARD Michael J. Ward*	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)

/S/ ALAN F. CROWN Alan F. Crown*	Executive Vice President Transportation and Director

/S/ ANDREW B. FOGARTY Andrew B. Fogarty*	Director

/S/ P. MICHAEL GIFTOS P. Michael Giftos*	Executive Vice President and Chief Commercial Officer and Director

/S/ PAUL R. GOODWIN Paul R. Goodwin*	Director

/S/ FREDERICK J. FAVORITE Frederick J. Favorite*	Senior Vice-President-Finance (Principal Finance Officer)

*By:	/S/ RACHEL GEIERSBACH
Rachel Geiersbach Attorney-in-Fact

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER

I, Michael J. Ward, certify that:

1.	I have reviewed this annual report on Form 10-K of CSX Transportation Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):
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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 25, 2003

/s/ MICHAEL J. WARD
Michael J. Ward Principal Executive Officer

CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER

I, Frederick J. Favorite Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of CSX Transportation Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 25, 2003

/s/ FREDERICK J. FAVORITE JR.
Frederick J. Favorite Jr. Principal Financial Officer

13

CSX TRANSPORTATION INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

Page
Report of Independent Auditors	15

CSX Transportation Inc. and Subsidiaries

Consolidated Financial Statements and Notes to Consolidated Financial Statements Submitted Herewith:

Consolidated Statement of Earnings—Fiscal Years Ended December 27, 2002, December 28, 2001 and December 29, 2000	16

Consolidated Statement of Cash Flows—Fiscal Years Ended December 27, 2002, December 28, 2001 and December 29, 2000	17

Consolidated Statement of Financial Position—December 27, 2002 and December 28, 2001	18

Consolidated Statement of Retained Earnings Fiscal Years Ended December 27, 2002, December 28, 2001 and December 29, 2000	19

Notes to Consolidated Financial Statements	20

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Shareholder and Board of Directors

of CSX Transportation Inc.

We have audited the accompanying consolidated statements of financial position of CSX Transportation Inc. and subsidiaries as of December 27, 2002 and December 28, 2001, and the related consolidated statements of earnings, cash flows, and retained earnings for each of the three fiscal years in the period ended December 27, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CSX Transportation Inc. and subsidiaries at December 27, 2002 and December 28, 2001, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 27, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Jacksonville, Florida

February 11, 2003

CSX TRANSPORTATION INC. AND SUBSIDIARIES

Consolidated Statement of Earnings

(Millions of Dollars)

	Fiscal Years Ended
	December 27, 2002	December 28, 2001	December 29, 2000
OPERATING REVENUE
Merchandise	$3,507	$3,460	$3,513
Automotive	845	794	869
Coal, Coke and Iron Ore	1,597	1,739	1,623
Other	54	89	70

Total	6,003	6,082	6,075

OPERATING EXPENSE
Labor and Fringe	2,443	2,464	2,463
Materials, Supplies and Other	1,052	1,100	1,102
Conrail Operating Fees, Rents and Services	346	353	383
Related Party Service Fees	187	186	214
Building & Equipment Rent	406	413	517
Depreciation	543	522	494
Fuel	449	525	577
New Orleans Litigation Provision	—	60	—

Total	5,426	5,623	5,750

OPERATING INCOME	577	459	325
Other Income (Expense)	15	(5)	(35)
Interest Expense	113	130	120

EARNINGS BEFORE INCOME TAXES	479	324	170
Income Tax Expense	183	121	73

NET EARNINGS	$296	$203	$97

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Millions of Dollars)

	Fiscal Years Ended
	December 27, 2002	December 28, 2001	December 29, 2000
OPERATING ACTIVITIES
Net Earnings	$296	$203	$97
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Depreciation	543	522	494
Deferred Income Taxes	205	131	100
Other Operating Activities	(67)	6	(4)
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	123	2	173
Sale of Accounts Receivable—Net	(52)	(28)	(4)
Other Current Assets	7	(20)	(37)
Accounts Payable	(84)	20	(199)
Other Current Liabilities	(39)	11	(144)

Net Cash Provided by Operating Activities	932	847	476

INVESTING ACTIVITIES
Property Additions	(981)	(848)	(822)
Short-term Investments	220	(220)	—
Other Investing Activities	(3)	(4)	(2)

Net Cash Used by Investing Activities	(764)	(1,072)	(824)

FINANCING ACTIVITIES
Long-term Debt Issued	—	—	185
Long-term Debt Repaid	(196)	(185)	(102)
Advances from CSX	199	619	446
Dividends Paid	(200)	(212)	(220)
Other Financing Activities	2	2	31

Net Cash (Used) Provided by Financing Activities	(195)	224	340

Net Decrease in Cash and Cash Equivalents	(27)	(1)	(8)
CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash and Cash Equivalents at Beginning of Year	27	28	36

Cash and Cash Equivalents at End of Year	—	27	28
Short-term Investments at End of Year	—	220	—

Cash, Cash Equivalents and Short-term Investments at End of Year	$—	$247	$28

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid—Net of Amounts Capitalized	$78	$98	$103
come Taxes Paid	$3	$59	$5

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

Consolidated Statement of Financial Position

(Millions of Dollars)

	December 27, 2002	December 28, 2001
ASSETS
Current Assets
Cash, Cash Equivalents and Short-term Investments	$—	$247
Accounts Receivable—Net	235	289
Notes Receivable	—	62
Materials and Supplies	171	181
Deferred Income Taxes	110	142
Other Current Assets	18	32

Total Current Assets	534	953
Properties	17,354	16,644
Accumulated Depreciation	(4,730)	(4,427)

Properties—Net	12,624	12,217
Affiliates and Other Companies	217	198
Other Long-term Assets	627	567

Total Assets	$14,002	$13,935

LIABILITIES
Current Liabilities
Accounts Payable	$618	$736
Labor and Fringe Benefits Payable	319	320
Casualty, Environmental and Other Reserves	173	178
Current Maturities of Long-term Debt	213	170
Income and Other Taxes Payable	98	114
Due to Parent Company	1,297	1,107
Due to Affiliate	200	209
Other Current Liabilities	132	196

Total Current Liabilities	3,050	3,030
Casualty, Environmental and Other Reserves	467	532
Long-term Debt	873	1,033
Deferred Income Taxes	3,424	3,250
Other Long-term Liabilities	579	577

Total Liabilities	8,393	8,422

SHAREHOLDER’S EQUITY
Common Stock, $20 Par Value:
Authorized 10,000,000 Shares;
Issued and Outstanding 9,061,038 Shares	181	181
Other Capital	1,380	1,380
Retained Earnings	4,048	3,952

Total Shareholder’s Equity	5,609	5,513

Total Liabilities and Shareholder’s Equity	$14,002	$13,935

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

Consolidated Statement of Retained Earnings

(Millions of Dollars)

	December 27, 2002	December 28, 2001	December 29, 2000
Beginning Balance	$3,952	$3,961	$4,084
Net Earnings	296	203	97
Dividends—Common	(200)	(212)	(220)

Ending Balance	$4,048	$3,952	$3,961

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

CSX Transportation Inc. (“CSXT” or “Company”) is the largest rail network in the Eastern United States, providing rail freight transportation over a network of more than 23,000 route miles in 23 states, the District of Columbia and two Canadian provinces. CSXT is a wholly-owned subsidiary of CSX Corporation (“CSX”).

Rail shipments include merchandise, automotive products, and coal, coke and iron ore. Shipments as a percent of rail revenue are as follows:

	Fiscal Years Ended
	2002	2001
Merchandise	58%	57%
Automotive	14%	13%
Coal, Coke and Iron Ore	27%	29%
Other	1%	1%

Total	100%	100%

Merchandise traffic includes the following markets:

Phosphates and Fertilizer	Metals
Food and Consumer	Agricultural
Paper and Forest	Chemicals
Minerals	Emerging Markets

Coal shipments originate mainly from mining locations in the Eastern United States and primarily supply domestic utility and export markets

Principles of Consolidation

The consolidated financial statements include CSXT and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in companies that are not majority-owned are carried at cost (if less than 20% owned and the Company has no significant influence) or equity (if the Company has significant influence).

Fiscal Year

CSXT follows a 52/53 week fiscal reporting calendar. Fiscal years 2002, 2001 and 2000 consisted of 52 weeks. A 52-week fiscal year has four 13-week quarters. A 53-week year occurs periodically, with the next one occurring in 2004. Fiscal years 2002, 2001 and 2000 ended on:

■	December 27, 2002
■	December 28, 2001
■	December 29, 2000

CSX TRANSPORTATION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES, Continued

Cash, Cash Equivalents and Short-term Investments

CSXT participates in the CSX cash management plan, under which excess cash is advanced to CSX for investment. CSX then makes cash available to CSXT as needed. Cash, cash equivalents and short-term investments consists of cash in banks and highly liquid investments having an original maturity of three months or less at the date of acquisition. At December 28, 2001, this included $220 million of deposits relating to the New Orleans litigation settlement that was paid in 2002.

Materials and Supplies

Materials and supplies consist primarily of fuel and items for replacement and maintenance of track and equipment, and are carried at average cost.

Properties

All properties are stated at cost, less an allowance for accumulated depreciation. Rail assets, including main-line track, locomotives and freight cars are depreciated using the group-life method. This method pools similar assets by road and equipment type and then depreciates each group as a whole. The majority of the Company’s total property is accounted for under the group-life method. Other property is depreciated using the straight-line method on a per asset basis. Regulations enforced by the Surface Transportation Board (“STB”) of the United States Department of Transportation require periodic formal studies of ultimate service lives for all railroad assets. Resulting service life estimates are subject to review and approval by the STB. Road assets, including main-line track, have estimated service lives ranging from 7 to 81 years. Equipment assets, including locomotives and freight cars, have estimated service lives ranging from 5 to 28 years.

For retirements or disposals of depreciable rail assets that occur in the ordinary course of business, the asset cost (net of salvage value or sales proceeds) is charged to accumulated depreciation and no gain or loss is recognized. For retirements or disposals of non-rail depreciable assets, infrequent disposal of rail assets outside the normal course of business and for all dispositions of land, the resulting gains or losses are recognized at the time of disposal. Expenditures that significantly increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed.

Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. Where impairment is indicated, the assets are evaluated, and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES, Continued

Revenue & Expense Recognition

Transportation revenue and expense is recognized proportionately as freight moves from origin to destination. Other revenue, which includes switching, demurrage and incidental service charges, as well as interline switching settlements, is recognized when the service is performed.

Environmental Costs

The Company incurs costs for environmental corrective efforts, such as the study and clean-up of environmental contamination. Environmental costs are charged to expense when they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities for environmental corrective efforts are recorded when CSXT’s responsibility is (1) deemed probable, and (2) the amount can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. Environmental reserves at December 27, 2002 and December 28, 2001 were $35 million and $32 million, respectively.

Casualty Reserves

Casualty reserves represent accruals for the uninsured portion of personal injury, occupational injury (asbestos, carpal tunnel, etc.) and accident claims. These reserves are recorded upon the first reporting of a claim, and estimates are updated as information develops. The amount of liability accrued is based on the type and severity of the claim and an estimate of future claims development based on current trends and historical data. The Company believes it has recorded liabilities in sufficient amounts to cover all identified claims and estimates of incurred but not reported personal injury and accident claims. Unreported occupational injuries are not subject to reasonable estimation, thus no provision is made for incurred but not reported occupational injuries. Personal injury, occupational injury and accident liabilities amount to $395 million and $435 million at December 27, 2002 and December 28, 2001, respectively.

Common Stock and Other Capital

There have been no changes in common stock during the last three years.

New Accounting Pronouncements

In 2002, Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” was issued. This statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. CSXT is required to adopt this statement for fiscal year 2003. Under the group-life method, the Company accrues removal costs as part of its depreciation expense. This effectively results in establishing a liability in accumulated depreciation in excess of any salvage value for cross ties. The Company is assessing the effect of adopting this statement and expects that it will record a cumulative effect of accounting change to remove any such liability accrued to date in the first quarter of 2003. On an ongoing basis, depreciation expense will be reduced, while material supplies and other expenses will be increased. The change in operating income is expected to be immaterial.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES, Continued

Prior-Year Data

Certain prior-year data has been reclassified to conform to the 2002 presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of certain revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates using management judgment are made for the following areas:

1.	Casualty, legal and environmental reserves
2.	Depreciation policies for its assets under the group-life method
3.	Pension and postretirement medical plan accounting

NOTE 2.    INTEGRATED RAIL OPERATIONS WITH CONRAIL

Background

CSX and Norfolk Southern Corporation (“Norfolk Southern”) completed the acquisition of Conrail Inc. (“Conrail”) in May 1997. Conrail owns the primary freight railroad system serving the Northeastern United States, and its rail network extends throughout several Midwestern states and into Canada. CSX and Norfolk Southern, through a jointly owned acquisition entity, hold economic interests in Conrail of 42% and 58%, respectively, and voting interests of 50% each. CSX and Norfolk Southern operate over allocated portions of the Conrail lines.

CSXT and Norfolk Southern Railway Company (“Norfolk Southern Railway”), the rail subsidiary of Norfolk Southern, operate their respective portions of the Conrail system pursuant to various operating agreements. Under these agreements, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail services in certain shared geographic areas (“Shared Asset Areas”) for the joint benefit of CSXT and Norfolk Southern Railway, for which it is compensated on the basis of usage by the respective railroads.

Accounting and Financial Reporting Effects

CSXT’s operating revenue includes revenue from traffic previously moving on Conrail. Operating expenses include costs incurred to handle that traffic and operate the former Conrail lines. Operating expense includes an expense category, “Conrail Operating Fees, Rents and Services,” which reflects:

1.	Right-of-way usage fees and equipment rental payments to Conrail
2.	Transportation, switching and terminal service charges provided by Conrail in the Shared Asset Areas that Conrail operates for the joint benefit of CSXT and Norfolk Southern Railway

CSX TRANSPORTATION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 2.    INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

Conrail Operating Fees, Rents and Services is as follows:

	Fiscal Years Ended
(millions of dollars)	2002	2001	2000
Operating Fees, Rents and Services	$346	$353	$383

As a result of the integration, a number of employees’ positions at Conrail were eliminated and certain duplicate facilities were closed. Under the agreements among the parties, CSXT and Norfolk Southern Railway assumed various obligations related to these actions. During 2002, 2001, and 2000, CSXT incurred approximately $30, $35, and $42 million, respectively, of costs related to lease payments on certain Conrail facilities no longer being used after the integration, and separation and relocation costs of Conrail employees. These costs are reflected in “Materials, Supplies and Other” expense in the consolidated statement of earnings.

Transactions With Conrail

As listed below, CSXT has amounts payable to Conrail, representing expenses incurred under the operating, equipment and shared area agreements.

(millions of dollars)	December 27, 2002	December 28, 2001
CSX Payable to Conrail	$69	$88

The agreement under which CSXT operates its allocated portion of the Conrail route system has an initial term of 25 years and may be renewed at CSXT’s option for two five-year terms. Operating fees paid to Conrail under the agreement are subject to adjustment every six years based on the fair value of the underlying system. Lease agreements for the Conrail equipment operated by CSXT cover varying terms. CSXT is responsible for all costs of operating, maintaining, and improving the routes and equipment under these agreements. On December 27, 2002, future minimum payments to Conrail under the operating, equipment and shared area agreements were as follows:

(millions of dollars)	Future Minimum Payments
2003	$251
2004	253
2005	245
2006	234
2007	227
Thereafter	3,311

Total	$4,521

CSX TRANSPORTATION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 3.    SUPPLEMENTAL CONSOLIDATED STATEMENT OF EARNINGS FINANCIAL DATA

Operating expense includes the following:

	Fiscal Years Ended
(millions of dollars)	2002	2001	2000

Selling, General and Administrative Expense	$854	$911	$731

NOTE 4.    OTHER INCOME (EXPENSE)

Other income (expense) consists of the following:

	Fiscal Years Ended
(millions of dollars)	2002	2001	2000
Income from Real Estate Operations	$90	$83	$47
Discount on Sales of Accounts Receivable	(75)	(78)	(77)
Miscellaneous	—	(10)	(5)

Total	$15	$(5)	$(35)

Gross Revenue from Real Estate Operations	$119	$114	$77

CSX TRANSPORTATION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 5.    INCOME TAXES

The breakdown of income tax expense (benefit) between current and deferred is as follows:

	Fiscal Years Ended
(millions of dollars)	2002	2001	2000
Current:
Federal	$(22)	$(11)	$(33)
State and Foreign	—	1	6

Total Current	$(22)	$(10)	$(27)

Deferred:
Federal	$180	$117	$85
State and Foreign	25	14	15

Total Deferred	$205	$131	$100

Total Expense	$183	$121	$73

Income tax expense reconciled to the tax computed at statutory rates is as follows:

	Fiscal Years Ended
(millions of dollars)	2002		2001		2000
Tax at Statutory Rates	$168	35%	$113	35%	$60	35%
State Income Taxes	16	3%	10	3%	13	8%
Other	(1)	—%	(2)	(1)%	—	—%

Total Expense	$183	38%	$121	37%	$73	43%

The significant components of deferred tax assets and liabilities include amounts associated with:

	December 27, 2002		December 28, 2001
(millions of dollars)	Assets	Liabilities	Assets	Liabilities
Productivity/Restructuring Charges	$90	$—	$102	$—
Employee Benefit Plans	105	—	97	—
Accelerated Depreciation	—	3,656	—	3,451
Other	384	237	429	285

Total	$579	$3,893	$628	$3,736

Net Deferred Tax Liabilities		$3,314		$3,108

The primary factor in the change in year-end net deferred income tax liability balances is the annual provision for deferred income tax expense.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 5.    INCOME TAXES, Continued

CSXT and its subsidiaries are included in the consolidated federal income tax return filed by CSX. The consolidated current federal income tax expense or benefit is allocated to CSXT and its subsidiaries as though CSXT had filed a separate consolidated federal return. Income taxes due to CSX are included in current liabilities as follows:

(millions of dollars)	December 27, 2002	December 28, 2001
Income Taxes Payable	$33	$32

Examinations of the federal income tax returns of CSX have been completed through 1993. Tax returns for 1994 through 1998 are currently under examination. Management believes adequate provision has been made for any adjustments that might be assessed.

NOTE 6.    RELATED PARTIES

At December 27, 2002 and December 28, 2001, CSXT had $1.3 billion and $1.1 billion deficit balances, respectively relating to CSXT’s participation in the CSX cash management plan. The amount is included in Due to Parent Company in the statement of financial position. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSXT and CSX are committed to repay all amounts due each other on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio, which was 1.46% and 3.36% at December 27, 2002 and December 28, 2001, respectively. Interest expense related to this plan was $33 million, $30 million and $13 million in 2002, 2001 and 2000, respectively.

Detail of Related Party Service Fees (as included in the Statement of Earnings)

	Fiscal Years Ended
(millions of dollars)	2002	2001	2000
CSXI	$(365)	$(371)	$(387)
CSX Management Service Fee	275	237	241
CSX Technology	208	218	220
TDSI	43	51	59
TRANSFLO	79	51	48
CTRC	(53)	—	—
Other	—	—	33

Total Related Party Service Fees	$187	$186	$214

Related Party Service Fees consists of amounts related to:

■	CSX Intermodal Inc. (“CSXI”) Reimbursements—Reimbursement from CSXI under an operating agreement for costs incurred by the Company related to intermodal operations. This reimbursement is based on an amount which approximates actual costs. The Company also collects certain revenue on behalf of CSXI under the operating agreement.

27

CSX TRANSPORTATION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 6.    RELATED PARTIES, Continued

■	CSX Management Service Fee—A management service fee charged by CSX as compensation for certain corporate services provided to the Company. These services include, but are not limited to, the areas of human resources, finance, administration, benefits, legal, tax, internal audit, corporate communications, risk management and strategic management services. The fee for 2002 is calculated as a percentage of CSXT’s revenue. Prior to 2002, the fee was calculated as a percentage of CSX’s investment in CSXT.

■	CSX Technology Inc. (“CSX Technology”) Charges—Data processing charges from CSX Technology for the development, implementation and maintenance of computer systems, software and associated documentation for the day-to-day operations of the Company. These charges are based on a mark-up of direct costs.

■	Total Distribution Services Inc. (“TDSI”) Charges—Charges from TDSI for services provided to CSXT at automobile ramps. These charges are calculated based on direct costs.

■	TRANSFLO Terminal Services Inc. (“TRANSFLO”) Charges—Charges from TRANSFLO for services provided to CSXT at bulk commodity facilities. These charges are calculated based on direct costs.

■	CSX Trade Receivables Corporation (“CTRC”) Reimbursement—The Company charged CTRC for accounts receivable reserves recorded by the Company related to receivables sold to CTRC.

CSX Technology, CSXI, TDSI, and TRANSFLO are wholly-owned subsidiaries of CSX.

Detail Of Due to Affiliate (as included in the Statement of Financial Position)

(millions of dollars)	December 27, 2002	December 28, 2001
CSXI	$25	$24
CSX Technology	41	44
TDSI	5	4
TRANSFLO	8	5
CTRC	6	6
CSX Insurance	115	125
Other	1	1

Total Due to Affiliate	$201	$209

CSXT and CSX Insurance Company (“CSX Insurance”), a wholly-owned subsidiary of CSX, have entered into a loan agreement whereby CSXT may borrow up to $125 million from CSX Insurance. The loan is payable in full on demand. At December 27, 2002, and December 28, 2001, $115 million and $125 million, respectively, was outstanding under the agreement. Interest on the loan is payable monthly at 0.45% over the LIBOR rate, and was 1.46% at December 27, 2002 and 2.56% at December 28, 2001. Interest expense related to the loan was $3 million, $6 million and $7 million for the fiscal years ended December 27, 2002, December 28, 2001, and December 29, 2000, respectively.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 6.    RELATED PARTIES, Continued

CSXT participates with SL Service Inc. (“SL Service”), a wholly-owned subsidiary of CSX, in sale-leaseback arrangements. Under these arrangements, SL Service sold equipment to a third party and CSXT leased the equipment and assigned the lease to SL Service. SL Service is obligated for all lease payments and other associated equipment expenses. If SL Service defaults on its obligations under the arrangements, CSXT would assume the asset lease rights and obligations of approximately $37 million at December 27, 2002. These leases were assumed by Maersk as part of its purchase of the CSX international liner business and will be assumed by Horizon Lines LLC (formerly CSX Lines) as part of its ongoing domestic shipping business. CSXT believes that Maersk and Horizon Lines will fulfill their contractual commitments with respect to such leases and that CSXT will have no further liability for those obligations

NOTE 7.    ACCOUNTS RECEIVABLE

Sale of Accounts Receivable

CSXT sells, generally without recourse, a revolving pool of accounts receivable to CSX Trade Receivables Corporation, a bankruptcy-remote (special purpose) entity, wholly-owned by CSX. Once these receivables are sold they are no longer on the Company’s statement of financial position.

Outstanding accounts receivable sold under this agreement are as follows:

(millions of dollars)	December 27, 2002	December 28, 2001
Outstanding Accounts Receivable Sold	$914	$966

Net losses associated with the sales of receivables are as follows:

	Fiscal Year Ended
(millions of dollars)	2002	2001	2000
Discounts on Accounts Receivable Sold	$75	$78	$77

CSXT has retained responsibility for servicing the accounts receivables held by the master trust. The average servicing period is less than one month. No servicing asset or liability has been recorded since the fees CSXT receives approximate its related costs.

The accounts receivable program is accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

CSX TRANSPORTATION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

NOTE 8.    PROPERTIES

Properties consist of the following:

	December 27, 2002			December 28, 2001
(millions of dollars)	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Road	$11,541	$2,498	$9,043	$11,024	$2,343	$8,681
Equipment	5,671	2,225	3,446	5,477	2,077	3,400
Other	142	7	135	143	7	136

Total	$17,354	$4,730	$12,624	$16,644	$4,427	$12,217

NOTE 9.    CASUALTY, ENVIRONMENTAL AND OTHER RESERVES

Activity relating to casualty, environmental and other reserves is as follows:

(millions of dollars)	Casualty Reserves	Separation Liabilities	Environmental Reserves	Total
Balance December 31, 1999	$435	$269	$53	$757
Charged to Expense	209	—	—	209
Payments	(187)	(12)	(12)	(211)

Balance December 29, 2000	457	257	41	755
Charged to Expense	155	—	1	156
Payments	(177)	(14)	(10)	(201)

Balance December 28, 2001	435	243	32	710
Charged to Expense	166	—	18	184
Payments	(206)	(33)	(15)	(254)

Balance December 27, 2002	$395	$210	$35	$640

CSX TRANSPORTATION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

NOTE 9.    CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued

Reserve balances are as follows:

(millions of dollars)	December 27, 2002	December 28, 2001
Current Reserves:
Casualty	$143	$148
Separation	15	15
Environmental	15	15

Total Current Reserves	$173	$178
Long-term Casualty, Environmental and Other Reserves	467	532

Total Casualty, Environmental and Other Reserves	$640	$710

Casualty Reserves

Casualty reserves represent accruals for the uninsured portion of personal injury, occupational injury (asbestos, carpal tunnel, etc.) and accident claims. These reserves are recorded upon the first reporting of a claim, and estimates are updated as information develops. The amount of liability accrued is based on the type and severity of the claim, and an estimate of future claims development based on current trends and historical data. The Company believes it has recorded liabilities in sufficient amounts to cover all identified claims and estimates of incurred but not reported, personal injury and accident claims. Unreported occupational injuries are not subject to reasonable estimation, thus no provision is made for incurred but not reported occupational injuries.

Separation Liability

Separation liabilities at December 27, 2002 relate to productivity charges recorded in 1991 and 1992 to provide for the estimated costs of implementing workforce reductions, improvements in productivity and other cost reductions. The remaining liabilities are expected to be paid out over the next 15 to 20 years.

Environmental

CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (“PRP”) at approximately 94 environmentally impaired sites that are, or may be subject to remedial action under the Federal Superfund Statute (“Superfund”) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 9.    CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued

CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 230 sites, which include the 94 Superfund sites noted previously where it is participating in the study or clean-up of alleged environmental contamination. At least once each quarter, CSXT reviews its role, if any, with respect to each such location, giving consideration to the nature of CSXT’s alleged connection to the location (e.g, generator of waste sent to the site or owner or operator of the site), the extent of CSXT’s alleged connection (e.g, volume of waste sent to the location and other relevant factors), the accuracy and strength of evidence connecting CSXT to the location, and the number, connection, and financial viability of other named and unnamed PRPs at the location.

Based upon the review process, CSXT has recorded reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at December 27, 2002 and December 28, 2001, were $35 million and $32 million, respectively. These recorded liabilities, which are undiscounted, include amounts representing CSXT’s estimate of unasserted claims, which CSXT believes to be immaterial. A liability has been accrued for future costs of all sites where the Company’s obligation is (1) deemed probable and (2) where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the December 27, 2002 environmental liability is expected to be paid out over the next seven years, funded by cash generated from operations.

The Company does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, latent conditions at any given location could result in exposure, the amount and materiality of which cannot presently be reliably estimated. However, based on information currently available the Company believes its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters will not materially affect its overall results of operations and financial condition.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

NOTE 10.    LONG-TERM DEBT

Debt is as follows:

(millions of dollars)	Maturity	Average Interest Rates at December 27, 2002	December 27, 2002	December 28, 2001
Equipment Obligations	2003-2015	7.1%	$855	$950
Capital Leases	2003-2009	8.2%	125	147
Mortgage Bonds	2003	3.2%	55	55
Other Obligations	2007-2021	6.2%	51	51

Total			1,086	1,203
Less Debt Due Within One Year			213	170

Total Long-Term Debt			$873	$1,033

Long-term debt maturities are as follows:

(millions of dollars)
2003	$213
2004	113
2005	111
2006	107
2007	119
Thereafter	423

Total	$1,086

Certain of CSXT’s properties are pledged as security for various long-term debt issues.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 11.    FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values of the Company’s financial instruments are estimated by reference to quoted prices from market sources and financial institutions, as well as other valuation techniques. Long-term debt is the only financial instrument of the Company with a fair value significantly different from its carrying amount. At December 27, 2002, the fair value of long-term debt, including current maturities, was $1.2 billion, compared with a carrying amount of $1.1 billion. At December 28, 2001, the fair value of long-term debt, including current maturities, was $1.3 billion, compared with a carrying amount of $1.2 billion. The fair value of long-term debt has been estimated using discounted cash flow analyses based upon the Company’s current incremental borrowing rates for similar types of financing arrangements.

NOTE 12.    EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans

CSXT, in conjunction with CSX and its subsidiaries, sponsors defined benefit pension plans principally for salaried employees. The plans provide eligible employees with retirement benefits based principally on years of service and compensation rates near retirement. CSX allocates to CSXT a portion of the pension expense or benefit for the CSX pension plans based on CSXT’s relative level of participation. The allocated expense from the various CSX pension plans amounted to credits of $4 million in 2002, $3 million in 2001 and $2 million in 2000.

In addition to the defined benefit pension plans, CSXT participates with CSX and other affiliates in two plans that provide medical and life insurance benefits to most full-time salaried employees upon their retirement. The postretirement medical plan is contributory (partially funded by retiree), with retiree contributions adjusted annually. The life insurance plan is non-contributory. CSX allocates to CSXT a portion of the expense for these plans based on CSXT’s relative level of participation. The allocated expense amounted to $41 million in 2002, $31 million in 2001, and $22 million in 2000.

Other Plans

CSXT maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements of CSXT and subsidiary companies. Expense associated with these plans was $12 million for 2002, $13 million for 2001, and $14 million for 2000.

Under collective bargaining agreements, the Company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on number of employees covered, hours worked, tonnage moved or a combination thereof. Total contributions of $312 million, $285 million, and $242 million, respectively, were made to these plans in 2002, 2001 and 2000.

Certain officers and key employees of CSXT participate in stock purchase, performance and award plans of CSX. CSXT is allocated its share of any cost to participate in these plans.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 13.     COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has various equipment leases with other parties under agreements with terms of up to 29 years. Non-cancelable, long-term leases generally include provisions for maintenance, options to purchase at fair value and options to extend the terms. Lease arrangements allow the Company to efficiently gain the use of equipment which it does not wish to own. At December 27, 2002, minimum equipment rentals under these operating leases are as follows:

(millions of dollars)	Operating Leases	Sublease Income	Net Lease Commitments
2003	$148	$15	$133
2004	144	15	129
2005	141	15	126
2006	117	15	102
2007	118	16	102
Thereafter	470	19	451

Total	$1,138	$95	$1,043

Rent expense for operating leases totaled $406 million in 2002, $413 million in 2001, and $517 million in 2000. These amounts include net daily rental charges on railroad operating equipment of $294 million, $289 million and $369 million in 2002, 2001, and 2000, respectively, which are not long-term commitments. In addition to these commitments, the Company also has agreements covering routes and equipment leased from Conrail. See Note 2, Integrated Operations with Conrail, for a description of these commitments.

Purchase Commitments

The Company has a commitment under a long-term maintenance program for approximately 40% of its fleet of locomotives. The agreement expires in 2026 and totals $2.8 billion. Minimum payments under this agreement are as follows:

(millions of dollars)	Minimum Payments
2003	$130
2004	132
2005	138
2006	166
2007	171
Thereafter	2,036

Total	$2,773

The long-term maintenance program assures CSXT access to efficient, high-quality locomotive maintenance services at settled price levels through the term of the program. Under this program CSX paid $124 million, $126 million and $121 million in fiscal years 2002, 2001 and 2000, respectively.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 13.     COMMITMENTS AND CONTINGENCIES, Continued

Long-term Operating Agreements

In addition to its contractual arrangement to operate specified portions of Conrail’s rail system, CSXT has various long-term railroad operating agreements that allow for exclusive operating rights over various railroad lines. Under these agreements, CSXT is obligated to pay usage fees of approximately $10 million annually. The terms of these agreements range from 30 to 40 years.

Self-Insurance

The Company obtains substantial amounts of commercial insurance for potential losses for third-party liability and property damages. Reasonable levels of risk ($35 million for property and $25 million for liability per occurrence) are also retained on a self-insurance basis. Using a combination of third party and self-insurance allows the Company to realize savings on insurance premium costs and preserves flexibility in achieving the best insurance solutions for various categories of risks.

Contract Settlement

In July 2002, the Company received $44 million as the first of two payments to settle a contract dispute. During 2002, the Company recognized approximately $7 million of this first payment in other income as this amount related to prior periods. The remaining $37 million will be recognized ratably over the contract period which ends in 2020. The second payment of $23 million was received on January 2, 2003 and will be recognized over the contract period which ends in 2020. The results of this settlement will provide approximately $3 million in annual pretax earnings through 2020.

Other Legal Proceedings

A number of other legal actions are pending against CSXT in which claims are made in substantial amounts. While the ultimate results of these legal actions cannot be predicted with certainty, management does not currently expect that the resolution of these matters will have a material adverse effect on CSXT’s consolidated financial position, results of operations or cash flows. The Company is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarter received.

For information regarding environmental proceedings see Note 9, Casualty, Environmental and Other Reserves.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 14.     QUARTERLY DATA (Unaudited) (a)

	Quarter
(millions of dollars)	1st	2nd	3rd	4th(b)
2002
Operating Revenue	$1,486	$1,538	$1,473	$1,506
Operating Income	$89	$148	$167	$173
Net Earnings	$47	$64	$97	$88

2001
Operating Revenue	$1,532	$1,556	$1,495	$1,499
Operating Income	$98	$152	$124	$85
Net Earnings	$31	$84	$57	$31

(a)	Periods presented are 13-week quarters

(b)	Included in the fourth quarter of 2001 is a provision to account for the settlement of the 1987 New Orleans tank car fire litigation. This charge reduced earnings by $60 million pretax, $37 million after tax.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operating Revenue

CSXT categorizes revenues in three main areas:

1.	Merchandise, which includes the following markets:
■	Phosphates and fertilizer
■	Metals
■	Food and consumer
■	Paper and forest
■	Agricultural
■	Chemicals
■	Minerals
■	Emerging markets
2.	Automotive
3.	Coal, Coke and Iron Ore

Overall rail revenues were down $79 million to $6.0 billion in 2002, with increases in merchandise and automotive revenues being offset by lower coal revenues. CSXT’s pricing programs and product mix helped overcome a 3% decrease in carloads in 2002.

Merchandise Revenue

Overall merchandise revenues were up 1%, or $47 million in 2002 over 2001. Improvements in phosphates and fertilizers, chemicals, emerging markets, metals and paper and forest products more than offset decreases in minerals, agricultural products and food and consumer products. Pricing programs and favorable mix helped the Company offset a small decrease in merchandise carloads in 2002 as compared to 2001.

Automotive Revenue

Automotive revenues improved 6%, or $51 million in 2002 as a result of yield improvement driven by favorable mix and extended linehauls. Year-over-year volume increases were driven by higher light truck production levels and aggressive manufacturer incentives that stimulated automobile sales during 2002.

Coal, Coke and Iron Ore Revenue

Coal revenues had a significant impact on 2002 financial results. Coal revenue was down 9%, or $143 million from 2001’s strong performance due to reduced volumes. Export movements were down significantly as a result of the reduced competitive standing of U.S. coal in the international market. Also, metallurgical and industrial markets were down in the second half of 2002.

Other Revenue

Other revenue decreased $35 million in 2002 as compared to 2001 primarily because there were lower fuel surcharges billed to customers.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, Continued

Carload and revenue data by service group and commodity is as follows:

	Carloads			Revenue
	(Thousands)			(Millions of Dollars)
	2002	2001	2000	2002	2001	2000
Merchandise
Phosphates and Fertilizer	463	441	486	$324	$306	$316
Metals	319	319	344	401	395	407
Food and Consumer	162	163	157	217	218	206
Paper and Forest	477	478	523	637	633	657
Agricultural	358	372	361	489	501	483
Chemicals	500	499	523	907	883	922
Minerals	88	92	101	135	140	154
Emerging Markets	424	435	430	397	384	368

Total Merchandise	2,791	2,799	2,925	3,507	3,460	3,513

Automotive	538	516	586	845	794	869

Coal, Coke and Iron Ore
Coal	1,573	1,722	1,660	1,528	1,671	1,546
Coke	34	39	46	49	46	47
Iron Ore	36	38	49	20	22	30

Total Coal, Coke and Iron Ore	1,643	1,799	1,755	1,597	1,739	1,623

Other	—	—	—	54	89	70

Total	4,972	5,114	5,266	$6,003	$6,082	$6,075

CSX TRANSPORTATION INC. AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, Continued

Operating Expense

Total operating expenses decreased $197 million, or 4% in 2002 as compared to 2001. Cost reductions in most expense categories were somewhat offset by increases in depreciation. Also, 2001 included $60 million relating to the New Orleans litigation settlement.

Fuel costs decreased $76 million in 2002, of which $69 million is attributable to lower fuel prices. The net impact on operating income of reduced fuel price was $44 million since $25 million of fuel surcharge revenue was discontinued.

Labor and fringe costs decreased $21 million year-over-year including savings from reductions in overall employment. These savings were offset by increased labor costs relating to cost of living wage increases. Employee count was approximately 950 lower at the end of 2002 as compared to 2001.

Building and equipment costs were down $7 million mainly due to continued reductions in car hire, as the railroad took cars offline and ran more efficiently.

Conrail operating fees, rents and services decreased $7 million in 2002, compared to 2001. Decreased costs in operating the shared asset areas, tax settlements, efficiency improvements and adjustments to reflect lower reserve requirements for car hire, overcharges, interline and other claims all reduced this expense.

Materials, supplies and other costs were down $48 million in 2002 as compared to 2001, due to reduced transportation costs, fewer accidents as a result of vigorous safety initiatives and adjustments to estimated state and local tax liabilities to reflect actual assessments. These decreases were offset by higher legal fees and maintenance costs, and $40 million in favorable insurance settlements received in 2001 that were not repeated in 2002.

Depreciation expense increased $21 million compared to 2001, as a result of a higher depreciable asset base.

Operating Income

Operating income increased by $118 million to $577 million in 2002 as compared to 2001, due to operating expense decreases noted previously and the New Orleans litigation provision, which adversely affected 2001 operating income. Excluding the 2001 charge for the New Orleans litigation provision, operating income was up $58 million or 11% for the year.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS, CONTINUED

MARKET RISK

The Company is subject to risk relating to changes in the price of diesel fuel. At the end of 2002, the Company had not entered into any commitments for forward fuel purchases. The Company’s average annual fuel consumption is approximately 570 million gallons. A one-cent change in the price per gallon of fuel would impact fuel expense by approximately $6 million.

INTEGRATED RAIL OPERATIONS WITH CONRAIL

Background

CSX and Norfolk Southern Corporation (“Norfolk Southern”) completed the acquisition of Conrail Inc. (“Conrail”) in May 1997. Conrail owns the primary freight railroad system serving the Northeastern United States, and its rail network extends throughout several Midwestern states and into Canada. CSX and Norfolk Southern, through a jointly owned acquisition entity, hold ownership interests in Conrail of 42% and 58%, respectively, and voting interests of 50% each. CSX and Norfolk Southern operate over allocated portions of the Conrail lines.

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

CSX TRANSPORTATION INC. AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS, CONTINUED

INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

Accounting and Financial Reporting Effects

CSXT’s operating revenue includes revenue from traffic previously moving on Conrail. Operating expenses reflect corresponding increases for costs incurred to handle the new traffic and operate the former Conrail lines. Operating expense includes an expense category, “Conrail Operating Fees, Rents and Services,” which reflects:

1.	Right-of-way usage fees and equipment rental payments to Conrail
2.	Charges for transportation, switching and terminal services provided by Conrail in the Shared Asset Areas that Conrail operates for the joint benefit of CSXT and Norfolk Southern Railway

Conrail Operating Fees, Rents and Services is as follows:

	Fiscal Years Ended
(millions of dollars)	2002	2001	2000
Operating Fees, Rents and Services	$346	$353	$383

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of certain revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates using management judgment are made for the following areas:

1.	Casualty, legal and environmental reserves
2.	Depreciation policies for its assets under the group-life method
3.	Pension and postretirement medical plan accounting

CSX TRANSPORTATION INC. AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS, CONTINUED

CRITICAL ACCOUNTING ESTIMATES, Continued

1.    Casualty, legal and environmental reserves

Casualty Reserve Management

Casualty reserves represent accruals for the uninsured portion of personal injury, occupational injury (asbestos, carpal tunnel, etc.) and accident claims. These reserves are recorded upon the first reporting of a claim, and estimates are updated as information develops. The amount of liability accrued is based on the type and severity of the claim and estimate of future claims development based on current trends and historical data. The Company believes it has recorded liabilities in sufficient amounts to cover all identified claims and estimates of incurred but not reported personal injury and accident claims. Unreported occupational injuries are not subject to reasonable estimation, thus no provision is made for incurred but not reported occupational injuries.

Estimates for all of these claims are subject to significant uncertainty relating to the outcomes of negotiated settlements and other developments. As facts and circumstances change, the Company may have to change its estimates, and changes could have a material impact on the Company’s financial results. The Company reviews its reserves quarterly and makes adjustments accordingly. Adverse verdicts, catastrophic accidents and legal settlements are events that have caused the Company to revise estimates in the past. Occupational injury, personal injury and accident liabilities amount to $395 million and $435 million at December 27, 2002 and December 28, 2001, respectively. The net decrease of this liability in 2002 is the result of cash payments being greater than expense recorded.

See additional information in Note 9, Casualty, Environmental and Other Reserves.

Legal Reserves

In accordance with SFAS 5, “Accounting for Contingencies,” an accrual for a loss contingency is established if information available prior to issuance of the financial statements indicates that it is (1) probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and (2) the amount of loss can be reasonably estimated. If no accrual is made for a loss contingency because one or both of these conditions is not met, or if an exposure to loss exists in excess of the amount accrued, disclosure of the contingency is made when there is at least a reasonable possibility that a loss or an additional loss may have been incurred. The Company evaluates all exposures relating to legal liabilities on an ongoing basis and records reserves when appropriate under the guidance noted above. The Company increased a reserve in 2001 to account for the impact of the negotiated settlement of the New Orleans tank car fire. This negotiation resulted in the Company recording an additional charge of $60 million pretax, $43 million after tax in 2001.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS, CONTINUED

CRITICAL ACCOUNTING ESTIMATES, Continued

Environmental Management

CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (“PRP”) at approximately 94 environmentally impaired sites that are, or may be, subject to remedial action under the Federal Superfund Statute (“Superfund”) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 230 sites, which include the 94 Superfund sites noted above where it is participating in the study or clean-up of alleged environmental contamination. At least once each quarter, CSXT reviews its role, if any, with respect to each such location, giving consideration to the nature of CSXT’s alleged connection to the location (e.g., generator of waste sent to the site, or owner or operator of the site), the extent of CSXT’s alleged connection (e.g., volume of waste sent to the location and other relevant factors), the accuracy and strength of evidence connecting CSXT to the location, and the number, connection, and financial viability of other named and unnamed PRPs at the location.

Based upon the review process, CSXT has recorded reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at December 27, 2002 and December 28, 2001, were $35 million and $32 million, respectively. These liabilities, which are undiscounted, include amounts representing CSXT’s estimate of unasserted claims, which CSXT believes to be immaterial. A liability has been accrued for future costs of all sites where the Company’s obligation is (1) deemed probable and (2) where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the December 27, 2002 environmental liability is expected to be paid out over the next seven years, funded by cash generated from operations.

The Company does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, latent conditions at any given location could result in exposure, the amount and materiality of which cannot presently be reliably estimated. However, based on information currently available the Company believes its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters will not materially affect its overall results of operations and financial condition. The Company has not had any material changes in estimates relating to environmental reserves in 2002, 2001 or 2000 and has spent $18 million, $1 million and no amount, respectively, in these years.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS, CONTINUED

CRITICAL ACCOUNTING ESTIMATES, Continued

2.    Establishing depreciation policies for its assets under the group-life method

The Company accounts for its rail assets, including main-line track, locomotives and freight cars, using the group-life method. These assets comprise the majority of the Company’s total fixed assets at December 27, 2002. Under the group-life method, the useful lives of rail assets are determined by the performance of a life-study which includes:

■	statistical analysis of historical retirements for each group of property
■	evaluation of the current operations
■	previous assessment of the condition of the assets and outlook for their continued use
■	comparison of assets to the same asset groups with other companies.

The results of the life study process determine the service lives for each asset group. These studies are conducted by a third party expert and analyzed by the Company’s management. Changes in asset lives due to the results of the life studies could significantly impact future periods depreciation expense and thus the Company’s results of operations. Events that could cause the Company to change its estimates relating to the lives of its asset groups could be changes in historical results, technological improvements and changes in specific assets. The Company is currently completing life studies on road, track and equipment and will reflect the results in its 2003 financial statements.

3.    Pension and postretirement medical plan accounting

CSXT is allocated expense relating to pension and postretirement medical plans sponsored by its parent, CSX Corporation. The accounting for these plans at the CSX Corporation level is subject to the guidance provided in SFAS No. 87, “Employers Accounting for Pensions,” and SFAS No. 106, “Employers Accounting for Postretirement Benefits Other than Pensions.” Both of these statements require CSX to make certain assumptions relating to the following:

■	Long-term rate of return of plan assets
■	Discount rates used to measure future obligations and interest expense
■	Salary scale inflation
■	Health care cost trend rates and other assumptions

CSX TRANSPORTATION INC. AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS, CONTINUED

CRITICAL ACCOUNTING ESTIMATES, Continued

All of these assumptions and estimates can have a significant impact on CSX’s accounting for these plans and the amount of expense recorded in a reporting period.

	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001
Expected long-term return on plan assets:
Benefit cost for plan year	9.50%	9.50%	n/a	n/a
Benefit obligation at end of plan year	8.90%	9.50%	n/a	n/a
Discount rates:
Benefit cost for plan year	7.25%	7.75%	7.25%	7.75%
Benefit obligation at end of plan year	6.50%	7.25%	5.50%	7.25%
Salary scale inflation	3.30%	4.50%	3.30%	4.50%

For further discussion of CSX’s pension and postretirement assumptions, see CSX Corporation’s Form 10-K for the year ended December 27, 2002.

NEW ACCOUNTING PRONOUNCEMENTS

In 2002, Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” was issued. This statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. CSXT is required to adopt this statement for fiscal year 2003. Under the group-life method, the Company accrued removal costs as part of its depreciation expense. This effectively resulted in establishing a liability in accumulated depreciation in excess of any salvage value for cross ties. The Company is assessing the effect of adopting this statement and expects that it will record a cumulative effect of accounting change to remove any such liability accrued to date in the first quarter of 2003. On an ongoing basis, depreciation expense will be reduced, while material supplies and other expenses will be increased. The change in operating expense is expected to be immaterial.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to, among other items: projections and estimates of earnings, revenues, cost-savings, expenses, or other financial items; statements of management’s plans, strategies and objectives for future operations, and management’s expectations as to future performance and operations and the time by which objectives will be achieved; statements concerning proposed new products and services; and statements regarding future economic, industry or market conditions or performance. Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “project”, and similar expressions. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update or revise any forward-looking statement. If the Company does update any forward-looking statement, no inference should be drawn that the Company will make additional updates with respect to that statement or any other forward-looking statements.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS, CONTINUED

FORWARD LOOKING STATEMENTS, Continued

Forward-looking statements are subject to a number of risks and uncertainties, and actual performance or results could differ materially from that anticipated by these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others: (i) the Company’s success in implementing its financial and operational initiatives, (ii) changes in domestic or international economic or business conditions, including those affecting the rail industry (such as the impact of industry competition, conditions, performance and consolidation); (iii) legislative or regulatory changes; and (iv) the outcome of claims and litigation involving or affecting the Company. Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this Annual Report and in the Company’s other SEC reports, accessible on the SEC’s website at www.sec.gov and the Company’s website at www.csx.com.