Form 10-Q
period 2003-03-28
CSX TRANSPORTATION INC
filed 2003-04-30
CIK 88128

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934

For the quarter ended March 28, 2003

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

CSX TRANSPORTATION INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 28, 2003

2

CSX TRANSPORTATION INC. AND SUBSIDIARIES

Consolidated Income Statements

(Dollars in Millions)

	(Unaudited)
	Quarters Ended
	March 28, 2003	March 29, 2002
Operating Revenue:
Merchandise	$922	$868
Automotive	208	200
Coal, Coke & Iron Ore	383	397
Other	18	21

Total	1,531	1,486
Operating Expense:
Labor and Fringe	624	614
Materials, Supplies and Other	297	286
Conrail	87	88
Related Party Service Fees	46	79
Building and Equipment Rent	104	96
Depreciation	138	130
Fuel	158	104

Total	1,454	1,397
Operating Income	77	89
Other (Expense) Income	(10)	18
Interest Expense	26	30

Earnings Before Income Taxes and Cumulative Effect of Accounting Change	41	77
Income Tax Expense	25	30

Earnings Before Cumulative Effect of Accounting Change	16	47
Cumulative Effect of Accounting Change	57	—

Net Earnings	$73	$47

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

Consolidated Cash Flow Statements

(Dollars in Millions)

	(Unaudited)
	Quarters Ended
	March 28, 2003	March 29, 2002
OPERATING ACTIVITIES
Net Earnings	$73	$47
Adjustments to Reconcile Net Earnings to Net Cash (Used) Provided:
Depreciation	138	130
Deferred Income Taxes	24	29
Cumulative Effect of Accounting Change—Net of Tax	(57)	—
Other Operating Activities	8	4
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(26)	37
Sale of Accounts Receivable—Net	(58)	(36)
Other Current Assets	(27)	(42)
Accounts Payable	22	(96)
Other Current Liabilities	(116)	(35)

Net Cash (Used) Provided by Operating Activities	(19)	38

INVESTING ACTIVITIES
Property Additions	(124)	(114)
Short-term Investments	—	133
Other Investing Activities	(1)	—

Net Cash (Used) Provided by Investing Activities	(125)	19

FINANCING ACTIVITIES
Long-term Debt Repaid	(67)	(78)
Advances from CSX	296	49
Dividends Paid	(57)	(50)
Other Financing Activities	1	1

Net Cash Provided (Used) by Financing Activities	173	(78)

Net Increase (Decrease) in Cash and Cash Equivalents	29	(21)
CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash and Cash Equivalents at Beginning of Period	—	27

Cash and Cash Equivalents at End of Period	29	6
Short-term Investments at End of Period	—	87

Cash, Cash Equivalents and Short-term Investments at End of Period	$29	$93

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in Millions)

	(Unaudited)
	March 28, 2003	December 27, 2002
ASSETS
Current Assets:
Cash and Cash Equivalents	$29	$—
Accounts Receivable—Net	302	235
Materials and Supplies	176	171
Deferred Income Taxes	113	110
Other Current Assets	39	18

Total Current Assets	659	534
Properties	17,439	17,354
Accumulated Depreciation	(4,731)	(4,730)

Properties—Net	12,708	12,624
Affiliates and Other Companies	230	217
Other Long-term Assets	624	627

Total Assets	$14,221	$14,002

LIABILITIES
Current Liabilities:
Accounts Payable	$640	$618
Labor and Fringe Benefits Payable	285	319
Casualty, Environmental and Other Reserves	174	173
Current Maturities of Long-term Debt	188	213
Income and Other Taxes Payable	89	98
Due to Parent Company	1,588	1,297
Due to Affiliate	208	200
Other Current Liabilities	58	132

Total Current Liabilities	3,230	3,050
Deferred Income Taxes	3,487	3,424
Long-term Debt	830	873
Casualty, Environmental and Other Reserves	463	467
Other Long-term Liabilities	586	579

Total Liabilities	8,596	8,393

SHAREHOLDER’S EQUITY
Common Stock, $20 Par Value:
Authorized 10,000,000 Shares;
Issued and Outstanding 9,061,038 Shares	181	181
Other Capital	1,380	1,380
Retained Earnings	4,064	4,048

Total Shareholder’s Equity	5,625	5,609

Total Liabilities and Shareholder’s Equity	$14,221	$14,002

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

NOTE 1.    BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to fairly present the financial position of CSX Transportation Inc. and subsidiaries (“CSXT” or the “Company”) at March 28, 2003 and December 27, 2002, and the results of its operations and cash flows for the quarters ended March 28, 2003 and March 29, 2002, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 2003 presentation. CSXT is a wholly-owned subsidiary of CSX Corporation (“CSX”).

The Company believes that the disclosures presented are accurate and not misleading, and suggests that these financial statements be read in conjunction with the financial statements and the notes included in CSXT’s most recent Form 10-K.

CSXT follows a 52/53 week fiscal reporting calendar. Fiscal years 2003 and 2002 consist of 52 weeks ending on December 26, 2003 and December 27, 2002, respectively. The financial statements presented are for the 13-week quarters ended March 28, 2003 and March 29, 2002, and as of December 27, 2002.

NOTE 2.    NEW ACCOUNTING PRONOUNCEMENTS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES

In 2001, Statement of Financial Accounting Standard (“SFAS”) 143, “Accounting for Asset Retirement Obligations,” was issued. This statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. In conjunction with the group-life method of accounting for asset costs, the Company historically accrued crosstie removal costs as a component of depreciation, which is not permitted under SFAS 143. With the adoption of SFAS 143 in the first quarter of 2003, CSXT recorded pretax income of $93 million, $57 million after tax, as a cumulative effect of an accounting change, representing the reversal of the accrued liability for crosstie removal costs. The adoption of SFAS 143 did not have a material effect on prior reporting periods, and the Company does not believe it will have a material effect on future earnings. On an ongoing basis, depreciation expense will be reduced, while materials, supplies and other expense will be increased.

NOTE 3.    INTEGRATED RAIL OPERATIONS WITH CONRAIL

Background

CSX and Norfolk Southern Corporation (“Norfolk Southern”) acquired Conrail Inc. (“Conrail”) in May 1997. Conrail owns the primary freight railroad system serving the Northeastern United States, and its rail network extends throughout several Midwestern states and into Canada. CSX and Norfolk Southern, through a jointly owned acquisition entity, hold economic interests in Conrail of 42% and 58%, respectively, and voting interests of 50% each. CSX and Norfolk Southern operate over allocated portions of the Conrail lines.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

NOTE 3.    INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued.

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

Accounting and Financial Reporting Effects

CSXT’s operating revenue includes revenue from traffic moving on Conrail property. Operating expenses include costs incurred to handle that traffic and operate the Conrail lines. Operating expense includes an expense category, “Conrail,” which reflects:

1.	Right-of-way usage fees to Conrail
2.	Equipment rental payments to Conrail
3.	Transportation, switching and terminal service charges provided by Conrail in the Shared Asset Areas that Conrail operates for the joint benefit of CSXT and Norfolk Southern Railway

Transactions with Conrail

As listed below, CSXT has amounts payable to Conrail, representing expenses incurred under the operating, equipment and shared area agreements.

	March 28, 2003	December 27, 2002
	(dollars in millions)
Payable to Conrail	$60	$69

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

CSX TRANSPORTATION INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

NOTE 4.    ACCOUNTS RECEIVABLE

Sale of Accounts Receivable

CSXT sells, generally without recourse, a revolving pool of accounts receivable to CSX Trade Receivables Corporation (“CTRC”), a bankruptcy-remote (special purpose) entity wholly-owned by CSX Corporation. Once these receivables are sold they are no longer included in the Company’s balance sheet.

Outstanding accounts receivable sold under this agreement are as follows:

	March 28, 2003	December 27, 2002
	(dollars in millions)
Outstanding Accounts Receivable Sold	$856	$914

Net losses associated with the sales of receivables are as follows:

	Quarters Ended
	March 28, 2003	March 29, 2002
	(dollars in millions)
Discounts on Sales of Accounts Receivable	$18	$19

CSXT has retained responsibility for servicing the accounts receivables sold to CTRC. The average servicing period is less than one month. No servicing asset or liability has been recorded since the fees CSXT receives approximate its related costs.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts on receivables not sold based on the expected collectibility of all accounts receivable. The allowance for doubtful accounts is included in the balance sheet as follows:

	March 28, 2003	December 27, 2002
	(dollars in millions)
Allowance for Doubtful Accounts	$33	$36

CSX TRANSPORTATION INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

NOTE 5.    OTHER INCOME (EXPENSE)

Other income (expense) consists of the following:

	Quarters Ended
	March 28, 2003	March 29, 2002
	(dollars in millions)
Income from Real Estate Operations	$9	$43
Discounts on Sales of Accounts Receivable	(18)	(19)
Miscellaneous	(1)	(6)

Total	$(10)	$18

Gross Revenue from Real Estate Operations Included in Other Income	$17	$52

NOTE 6.    RELATED PARTIES

At March 28, 2003 and December 27, 2002, CSXT had deficit balances of $1.5 billion and $1.3 billion, respectively, relating to its participation in the CSX cash management plan. The amount is included in Due to Parent Company in the balance sheet. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSXT and CSX are committed to repay all amounts due each other on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio, which was 1.33% and 2.86% at March 28, 2003 and March 29, 2002, respectively. Interest expense related to this plan was $10 million and $9 million for the quarters ended March 28, 2003 and March 29, 2002, respectively.

Detail of Related Party Service Fees (as included in the Income Statement)

	Quarters Ended
	March 28, 2003	March 29, 2002
	(dollars in millions)
CSX Intermodal	$(99)	$(86)
CSX Management Service Fee	60	77
CSX Technology	51	55
TDSI	14	12
TRANSFLO	20	21

Total Related Party Service Fees	$46	$79

Related Party Service Fees consist of amounts related to:

■	CSX Intermodal Inc. (“CSXI”) Reimbursements—Reimbursement from CSXI under an operating agreement for costs incurred by the Company related to intermodal operations. This reimbursement is based on an amount which approximates actual costs. The Company also collects certain revenue on behalf of CSXI under the operating agreement.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

NOTE 6.    RELATED PARTIES, continued

■	CSX Management Service Fee—A management service fee charged by CSX as compensation for certain corporate services provided to the Company. These services include, but are not limited to, the areas of human resources, finance, administration, benefits, legal, tax, internal audit, corporate communications, risk management and strategic management services. The fee for 2003 and 2002 is calculated as a percentage of CSXT’s revenue.

■	CSX Technology Inc. (“CSX Technology”) Charges—Data processing charges from CSX Technology for the development, implementation and maintenance of computer systems, software and associated documentation for the day-to-day operations of the Company. These charges are based on a mark-up of direct costs.

■	Total Distribution Services Inc. (“TDSI”) Charges—Charges from TDSI for services provided to CSXT at automobile ramps. These charges are calculated based on direct costs.

■	TRANSFLO Terminal Services Inc. (“TRANSFLO”) Charges—Charges from TRANSFLO for services provided to CSXT at bulk commodity facilities. These charges are calculated based on direct costs.

CSX Technology, CSXI, TDSI, and TRANSFLO are wholly-owned subsidiaries of CSX.

Detail of Due to Affiliate (as included in the Balance Sheet)

	March 28, 2003	December 27, 2002
	(dollars in millions)
CSXI	$30	$25
CSX Technology	43	41
TDSI	5	5
TRANSFLO	8	8
CTRC	6	6
CSX Insurance	115	115
Other	1	1

Total Due to Affiliate	$208	$201

CSXT and CSX Insurance Company (“CSX Insurance”), a wholly-owned subsidiary of CSX, have entered into a loan agreement whereby CSXT may borrow up to $125 million from CSX Insurance. The loan is payable in full on demand. At March 28, 2003 and December 27, 2002, $115 million was outstanding under the agreement. Interest on the loan is payable monthly at 0.45% over the LIBOR rate, which was 1.31% at March 28, 2003.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

NOTE 6.    RELATED PARTIES, continued

CSXT participates with SL Service Inc. (“SL Service”), a wholly-owned subsidiary of CSX, in sale-leaseback arrangements. Under these arrangements, SL Service sold equipment to a third party and CSXT leased the equipment and assigned the lease to SL Service. SL Service is obligated for all lease payments and other associated equipment expenses. If SL Service defaults on its obligations under the arrangements, CSXT would assume the asset lease rights and obligations of approximately $24 million at March 28, 2003. Some of these leases were assumed by Maersk as part of its purchase of the CSX international liner business and the remainder were assumed by Horizon Lines LLC (formerly CSX Lines) as part of its ongoing domestic shipping business. CSXT believes that Maersk and Horizon Lines will fulfill their contractual commitments with respect to such leases and that CSXT will have no further liability for those obligations.

NOTE 7.    CASUALTY, ENVIRONMENTAL AND OTHER RESERVES

Casualty, environmental and other reserves are provided for in the balance sheet as follows:

	March 28, 2003			December 27, 2002
	Current	Long-term	Total	Current	Long-term	Total
Casualty and Other	144	252	396	143	252	395
Environmental	15	20	35	15	20	35
Separation	15	191	206	15	195	210

Total	174	463	637	173	467	640

Casualty Reserves

Casualty reserves represent accruals for the uninsured portion of personal injury, occupational injury (asbestos, carpal tunnel, etc.) and accident claims. These reserves are recorded upon the first reporting of an incident, and estimates are updated as information develops. The amount of liability accrued is based on the type and severity of claim, and an estimate of future claims development based on current trends and historical data. The Company believes it has recorded liabilities in sufficient amounts to cover all identified claims and estimates of incurred but not reported personal injury and accident claims. Unreported occupational injuries are not subject to reasonable estimation, thus no provision is made for incurred, but not reported occupational injuries. Accruals for occupational injury, personal injury and accident liabilities amount to $396 million and $395 million at March 28, 2003 and December 27, 2002, respectively.

Environmental Reserves

CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (“PRP”) at approximately 90 environmentally impaired sites that are, or may be, subject to remedial action under the Federal Superfund statute (“Superfund”) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

NOTE 7.    CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued

CSXT is involved in administrative and judicial proceedings, and other clean-up efforts at approximately 210 sites, which include the 90 Superfund sites noted above where it is participating in the study or clean-up of alleged environmental contamination. At least once each quarter, CSXT reviews its role, if any, with respect to each such location, giving consideration to a number of factors, including the nature of CSXT’s alleged connection to the location (e.g., generator of waste sent to the site, or owner or operator of the site), the extent of CSXT’s alleged connection (e.g., volume of waste sent to the location and other relevant factors), the accuracy and strength of evidence connecting CSXT to the location, and the number, connection, and financial viability of other named and unnamed PRPs at the location.

Based on the review process, CSXT has recorded reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at March 28, 2003, and December 27, 2002 were $35 million. These liabilities, which are undiscounted, include amounts representing CSXT’s estimate of unasserted claims, which CSXT believes to be immaterial. The liability includes future costs for all sites where the Company’s obligation is (1) deemed probable and (2) where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the March 28, 2003 environmental liability is expected to be paid out over the next seven years, funded by cash generated from operations.

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

NOTE 8.    COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has a commitment under a long-term maintenance program for approximately 40% of its fleet of locomotives. The agreement expires in 2026 and totals $2.7 billion. The long-term maintenance program assures CSXT access to efficient, high-quality locomotive maintenance services at fixed price levels through the term of the program. Under the program, CSXT paid approximately $33 million and $31 million in the quarters ended March 28, 2003 and March 29, 2002, respectively.

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

CSX TRANSPORTATION INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Unaudited)

NOTE 8.    COMMITMENTS AND CONTINGENCIES, Continued

Self-Insurance

The Company obtains substantial amounts of commercial insurance for potential losses for third-party liability and property damages. Reasonable levels of risk ($35 million for property and $25 million for liability per occurrence) are retained on a self-insurance basis. Using a combination of third party and self-insurance allows the Company to realize savings on insurance premium costs and preserves flexibility in achieving the best insurance solutions for various categories of risks.

Other Legal Proceedings

A number of other legal actions are pending against CSXT in which claims are made in substantial amounts. While the ultimate results of these legal actions cannot be predicted with certainty, management does not currently expect that the resolution of these matters will have a material adverse effect on CSXT’s consolidated balance sheet, income statement or cash flows. The Company is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarter received.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CSXT follows a 52/53 week fiscal reporting calendar. Fiscal years 2003 and 2002 consist of 52 weeks ending on December 26, 2003 and December 27, 2002, respectively. The financial statements presented are for the 13-week quarters ended March 28, 2003 and March 29, 2002, and as of December 27, 2002.

Operating Revenue

The following table provides carload and revenue data by service group and commodity for the quarters ended March 28, 2003 and March 29, 2002:

	Carloads (Thousands)			Revenue (Dollars in Millions)
	2003	2002	% Change	2003	2002	% Change
Merchandise
Phosphates and Fertilizer	117	119	(2)%	$87	$89	(2)%
Metals	88	77	14%	110	98	12%
Forest and Industrial Products	148	144	3%	195	189	3%
Agricultural and Food	114	115	(1)%	167	166	1%
Chemicals	138	135	2%	251	238	5%
Emerging Markets	101	93	9%	112	88	27%

Total Merchandise	706	683	3%	922	868	6%
Automotive	131	129	2%	208	200	4%
Coal, Coke & Iron Ore
Coal	373	393	(5)%	370	381	(3)%
Coke and Iron Ore	12	12	—%	13	16	(19)%

Total Coal, Coke & Iron Ore	385	405	(5)%	383	397	(4)%
Other	—	—	—%	18	21	(14)%

Total	1,222	1,217	—%	$1,531	$1,486	3%

Revenue increased $45 million or 3 percent for the quarter ended March 28, 2003, as compared to the quarter ended March 29, 2002.

Merchandise Revenue

Overall merchandise revenues were up 6 percent on 3 percent volume growth. Emerging markets, chemicals, metals and forest and industrial products’ revenue levels increased over the prior year quarter, while phosphates and fertilizers had a slight decrease. The positive performance in emerging markets by continued strength in military shipments during the first quarter of 2003.

Automotive Revenue

Automotive revenues grew $8 million or 4 percent over the prior year quarter. Growth was driven by increased vehicle production, while extended linehauls resulted in yield improvements. Light truck and remarketed vehicles revenue are up year-over-year due to shifts to sports utility and crossover vehicles and aggressive manufacturer incentives.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, Continued

Coal Revenue

Coal revenues were down $11 million or 3 percent from prior year. Abnormally harsh winter weather adversely affected lake loadings, as lakes were frozen and, therefore, inaccessible. Additionally, weakness continued in exports due to reduced competitive standing of United States coal in the international market. These two factors more than offset the strength in utility coal shipments that occurred in the latter part of the quarter.

Operating Expense

Operating expenses increased to $1.5 billion from $1.4 billion for the quarters ended March 28, 2003 and March 29, 2002, respectively. The $57 million increase was primarily due to higher fuel prices, operational inefficiencies due to severe winter weather during 2003, and increased personal injury claims.

•	Labor and Fringe expenses were up $10 million in the first quarter of 2003 versus prior year. The Company experienced higher crew costs during the first quarter of 2003 due to inflation, higher volumes and costs related to the slowdown of the network caused by weather issues during the quarter. Expenses were also affected upon the adoption of SFAS 143, “Accounting for Asset Retirement Obligations,” by the inclusion of approximately $2 million of costs relating to the removal of retired crossties, which were previously provided for through depreciation expense.
•	Materials, Supplies and Other expenses increased $11 million period over period, primarily due to increased personal injuries and derailments and other costs relating to the weather in the first quarter of 2003. Expenses were also affected upon the adoption of SFAS 143 by the inclusion of approximately $2 million of costs relating to the removal of retired crossties, which were previously provided for through depreciation expense.
•	Conrail expenses were relatively flat decreasing $1 million to $86 million in 2003.
•	Related party service fees decreased $33 million as compared to the prior year quarter due to a change in the management service fee charged by CSX and higher fees received from CSXI.
•	Building and Equipment Rent increased $8 million primarily due to increased car hire expenses caused partially by the network slowdown relating to abnormally harsh winter weather.
•	Depreciation expense increased $8 million primarily due to asset additions. Reductions in depreciation expense relating to the discontinuation of accruals for the removal of crossties upon the adoption of SFAS 143 were offset by the impact of reductions of certain asset lives as part of a group depreciation life study.
•	Fuel expenses were up significantly in the first quarter of 2003 as compared to 2002. Fuel prices increased expense by $50 million, but the net impact on operating income was $44 million, since $6 million in fuel surcharges were billed to customers. The remaining $4 million increase was the result of volume and efficiency issues related to the severe winter weather during the first quarter of 2003.

Operating Income

Operating income was $77 million for the quarter ended March 28, 2003, as compared to $89 for the quarter ended March 29, 2002. This $12 million decrease resulted from the large increase in fuel and other operating expenses more than offsetting the benefit of higher revenues.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, Continued

Net Earnings

CSXT reported net earnings for the quarter ended March 28, 2003 of $73 million, compared with $47 million in the quarter ended March 29, 2002.

Income tax expense includes $9 million for the increase in the Company’s deferred effective state income tax rate, which is applied to CSXT’s cumulative temporary differences, as a result of the conveyance of certain CSX assets to a new venture.

In 2001, SFAS 143, “Accounting for Asset Retirement Obligations” was issued. This statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. In conjunction with the group-life method of accounting for asset costs, the Company historically accrued crosstie removal costs as a component of depreciation, which is not permitted under SFAS 143. With the adoption of SFAS 143 in the first quarter of 2003, CSX recorded pretax income of $93 million, $57 million after tax as a cumulative effect of an accounting change, representing the reversal of the accrued liability for crosstie removal costs. The adoption of SFAS 143 did not have a material effect on prior reporting periods, and the Company does not believe it will have a material effect on future earnings. On an ongoing basis, depreciation expense will be reduced, while labor and fringe and materials, supplies and other expense will be increased.

Earnings before the cumulative effect of accounting changes was $16 million and $47 million for the quarters ended March 28, 2003 and March 29, 2002, respectively. This $31 million decrease results primarily from the decrease in operating income and other income, partially offset by a decrease in income tax expense.

FACTORS EXPECTED TO INFLUENCE 2003

Fuel expenses fluctuate and are a significant cost of CSX’s transportation businesses so far, but the Company expects that the impact of price variance will be less in the second quarter of 2003 than the $50 million impact during the first quarter of 2003. The full year impact of fuel expenses cannot be estimated with reasonable certainty.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of certain revenues and expenses during the reporting period. Actual results may differ from those estimates. For information regarding CSXT’s significant estimates using management judgement, see the December 27, 2002 CSXT 10-K. As of March 28, 2003, there have been no significant changes to these estimates.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

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

CSX TRANSPORTATION INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to risk relating to changes in the price of diesel fuel. At March 28, 2003, the Company had not entered into any commitments for forward fuel purchases. The Company’s average annual fuel consumption is approximately 570 million gallons. A one-cent change in the price per gallon of fuel would impact annual fuel expense by approximately $6 million.

ITEM 4.    DISCLOSURE CONTROLS AND PROCEDURES

As of April 28, 2003, under the supervision and with the participation of the Company’s Principal Executive Officer and the Principal Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 28, 2003. There were no significant changes in the Company’s internal controls or in the other factors that could significantly affect those controls subsequent to the date of evaluation.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

99.1*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

None

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX TRANSPORTATION INC.
(Registrant)

By:	/s/ CAROLYN T. SIZEMORE
Carolyn T. Sizemore
(Principal Accounting Officer)

Dated: April 30, 2003

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER

I, Michael J. Ward, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CSX Transportation Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

/s/ MICHAEL J. WARD
Michael J. Ward

Principal Executive Officer

CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER

I, Frederick J. Favorite Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CSX Transportation Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

/s/ FREDERICK J. FAVORITE Jr.
Frederick J. Favorite Jr.

Principal Financial Officer