Form 10-Q
period 2003-06-27
CSX TRANSPORTATION INC
filed 2003-07-30
CIK 88128

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarter ended June 27, 2003

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

CSX TRANSPORTATION INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2003

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Consolidated Income Statements

	(Unaudited)
	Quarter Ended		Six Months Ended
(Dollars in Millions)	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
OPERATING REVENUE
Merchandise	$927	$892	$1,849	$1,760
Automotive	224	231	432	431
Coal, Coke & Iron Ore	416	399	799	796
Other	6	16	24	37

Total	1,573	1,538	3,104	3,024
OPERATING EXPENSE
Labor and Fringe	617	605	1,241	1,219
Materials, Supplies and Other	281	285	578	571
Conrail	91	86	178	174
Related Party Service Fees	47	68	93	147
Equipment Rent	88	103	192	199
Depreciation	140	131	278	261
Fuel	136	112	294	216

Total	1,400	1,390	2,854	2,787
Operating Income	173	148	250	237
Other Income (Expense)	11	(17)	1	1
Interest Expense	30	28	56	58

Earnings Before Income Taxes and Cumulative Effect of Accounting Change	154	103	195	180
Income Tax Expense	61	39	86	69

Earnings Before Cumulative Effect of Accounting Change—Net of Tax	93	64	109	111
Cumulative Effect of Accounting Change	—	—	57	—

Net Earnings	$93	$64	$166	$111

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Consolidated Balance Sheets

(Dollars in Millions)	(Unaudited) June 27, 2003	December 27, 2002
ASSETS
Current Assets:
Cash and Cash Equivalents	$21	$—
Accounts Receivable—Net	1,040	235
Materials and Supplies	167	171
Deferred Income Taxes	113	110
Other Current Assets	56	18

Total Current Assets	1,397	534
Properties	17,664	17,354
Accumulated Depreciation	(4,812)	(4,730)

Properties—Net	12,852	12,624
Affiliates and Other Companies	237	217
Other Long-term Assets	674	627

Total Assets	$15,160	$14,002

LIABILITIES
Current Liabilities:
Accounts Payable	$598	$618
Labor and Fringe Benefits Payable	320	319
Casualty, Environmental and Other Reserves	171	173
Current Maturities of Long-term Debt	113	213
Income and Other Taxes Payable	97	98
Due to Parent Company	2,555	1,297
Due to Affiliate	194	200
Other Current Liabilities	51	132

Total Current Liabilities	4,099	3,050
Deferred Income Taxes	3,547	3,424
Long-term Debt	784	873
Casualty, Environmental and Other Reserves	477	467
Other Long-term Liabilities	592	579

Total Liabilities	9,499	8,393

SHAREHOLDER’S EQUITY
Common Stock, $20 Par Value:
Authorized 10,000,000 Shares;
Issued and Outstanding 9,061,038 Shares	181	181
Other Capital	1,380	1,380
Retained Earnings	4,100	4,048

Total Shareholder’s Equity	5,661	5,609

Total Liabilities and Shareholder’s Equity	$15,160	$14,002

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Consolidated Cash Flow Statements

	(Unaudited) Six Months Ended
(Dollars in Millions)	June 27, 2003	June 28, 2002
OPERATING ACTIVITIES
Net Earnings	$166	$111
Adjustments to Reconcile Net Earnings to Net Cash (Used) Provided:
Depreciation	278	261
Deferred Income Taxes	82	68
Cumulative Effect of Accounting Change—Net of Tax	(57)	—
Other Operating Activities	(37)	8
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(3)	46
Sale of Accounts Receivable—Net	(819)	19
Other Current Assets	(35)	(34)
Accounts Payable	(30)	(66)
Other Current Liabilities	(71)	(12)

Net Cash (Used) Provided by Operating Activities	(526)	401

INVESTING ACTIVITIES
Property Additions	(424)	(352)
Short-term Investments	—	137
Other Investing Activities	9	(2)

Net Cash Used by Investing Activities	(415)	(217)

FINANCING ACTIVITIES
Advances from CSX	1,264	79
Long-term Debt Repaid	(189)	(150)
Dividends Paid	(115)	(100)
Other Financing Activities	2	2

Net Cash Provided (Used) by Financing Activities	962	(169)

Net Increase in Cash and Cash Equivalents	21	15
CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash and Cash Equivalents at Beginning of Period	—	27

Cash and Cash Equivalents at End of Period	21	42
Short-term Investments at End of Period	—	83

Cash, Cash Equivalents and Short-term Investments at End of Period	$21	$125

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to fairly present the financial position of CSX Transportation Inc. and subsidiaries (“CSXT” or the “Company”) at June 27, 2003 and December 27, 2002, the results of its operations for the quarters and six months ended June 27, 2003 and June 28, 2002, and its cash flows for the six months ended June 27, 2003 and June 28, 2002, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 2003 presentation. CSXT is a wholly-owned subsidiary of CSX Corporation (“CSX”).

The Company believes that the disclosures presented are accurate and not misleading, and suggests that these financial statements be read in conjunction with the financial statements and the notes included in CSXT’s most recent Form 10-K and 2003 Quarterly Reports on Form 10-Q.

CSXT follows a 52/53 week fiscal reporting calendar. Fiscal years 2003 and 2002 consist of 52 weeks ending on December 26, 2003 and December 27, 2002, respectively. The financial statements presented are for the 13-week quarters ended June 27, 2003 and June 28, 2002, the 26-week periods ended June 27, 2003 and June 28, 2002, and as of December 27, 2002.

NOTE 2. CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Statement of Financial Accounting Standard (“SFAS”) 143, “Accounting for Asset Retirement Obligations,” was issued in 2001. This statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. In conjunction with the group-life method of accounting for asset costs, the Company historically accrued crosstie removal costs as a component of depreciation, which is not permitted under SFAS 143. With the adoption of SFAS 143 in fiscal year 2003, CSXT recorded pretax income of $93 million, $57 million after tax, as a cumulative effect of an accounting change in the first quarter, representing the reversal of the accrued liability for crosstie removal costs. The adoption of SFAS 143 did not have a material effect on prior reporting periods, and the Company does not believe it will have a material effect on future earnings. On an ongoing basis, depreciation expense will be reduced, while materials, supplies and other expense will be increased.

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

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3. INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

CSXT and Norfolk Southern Railway Company (“Norfolk Southern Railway”), the rail subsidiary of Norfolk Southern, each operate separate portions of the Conrail system pursuant to various operating agreements. Under these agreements, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail services in certain shared geographic areas (“Shared Asset Areas”) for the joint benefit of CSXT and Norfolk Southern Railway, for which it is compensated on the basis of usage by the respective railroads.

In June 2003, CSX, Norfolk Southern and Conrail jointly filed a petition with the Surface Transportation Board (STB) to establish direct ownership and control by CSXT and Norfolk Southern Railway of their portions of the Conrail system. Conrail would continue to own, manage and operate the Shared Assets Areas as previously approved by the STB. CSX, Norfolk Southern and Conrail also jointly filed a ruling request with the Internal Revenue Service to qualify the transaction as a non-taxable disposition. The proposed transaction is subject to a number of conditions, including, among others, STB approval and a favorable IRS ruling. If all necessary conditions are satisfied, Conrail intends to restructure its existing $800 million of unsecured public debt and $400 million of secured debt. It is currently contemplated that guaranteed debt securities of two newly formed subsidiaries of CSXT and Norfolk Southern Railway would be offered in a 42%/58% ratio in exchange for Conrail’s unsecured debentures. The debt securities would be fully and unconditionally guaranteed by CSXT and Norfolk Southern Railway. Upon completion of the proposed transaction, the new debt securities would become direct unsecured obligations of CSXT and Norfolk Southern Railway. Conrail’s secured debt and lease obligations will remain obligations of Conrail and are expected to be supported by new leases and subleases which, upon completion of the proposed transaction, would be the direct lease and sublease obligations of CSXT or Norfolk Southern Railway.

Accounting and Financial Reporting Effects

CSXT’s operating revenue includes revenue from traffic moving on Conrail property. Operating expenses include costs incurred to handle that traffic and operate the Conrail lines. Operating expense includes an expense category, “Conrail,” which reflects:

1.	Right-of-way usage fees to Conrail.

2.	Equipment rental payments to Conrail.

3.	Transportation, switching and terminal service charges provided by Conrail in the Shared Asset Areas that Conrail operates for the joint benefit of CSXT and Norfolk Southern Railway.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3. INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued.

Transactions with Conrail

As listed below, CSXT has amounts payable to Conrail, representing expenses incurred under the operating, equipment and shared asset area agreements.

(Dollars in Millions)	June 27, 2003	December 27, 2002
Payable to Conrail	$68	$69

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

NOTE 4. ACCOUNTS RECEIVABLE

Sale of Accounts Receivable

As of June 27, 2003, CSXT discontinued the sale of accounts receivable, which resulted in a $898 million increase in accounts receivable and increased borrowings from CSX. Prior to June 27, 2003, CSXT sold, without recourse, a revolving pool of accounts receivable to CSX Trade Receivables Corporation (“CTRC”), a bankruptcy-remote entity wholly-owned by CSX Corporation. CTRC transferred the accounts receivable to a master trust and caused the trust to issue two series of certificates representing undivided interests in the receivables. The certificates issued by the master trust were sold to investors, and the proceeds from those sales were paid to CSXT.

Outstanding accounts receivable sold under this agreement are as follows:

(Dollars in Millions)	June 27, 2003	December 27, 2002
Accounts Receivable Sold	$—	$914

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4. ACCOUNTS RECEIVABLE, Continued

Net losses associated with the sale of receivables are as follows:

	Quarters Ended		Six Months Ended
(Dollars in Millions)	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Discounts on Sales of Accounts Receivable	$18	$19	$36	$38

CSXT retained responsibility for servicing accounts receivables held by the master trust. The average servicing period was approximately one month. No servicing asset or liability was recorded since the fees CSXT received approximated its related costs.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts on receivables based on the expected collectibility of all accounts receivable. The allowance for doubtful accounts is included in the balance sheet as follows:

(Dollars in Millions)	June 27, 2003	December 27, 2002
Allowance for Doubtful Accounts	$34	$36

NOTE	5. OTHER INCOME (EXPENSE)

Other income (expense) consists of the following:

	Quarters Ended		Six Months Ended
(Dollars in Millions)	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Income from Real Estate Operations	$28	$—	$37	$43
Discounts on Sales of Accounts Receivable	(18)	(19)	(36)	(38)
Miscellaneous	1	2	—	(4)

Total	$11	$(17)	$1	$1

Gross Revenue from Real Estate
Operations Included in Other Income	$36	$8	$53	$60

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. RELATED PARTIES

At June 27, 2003 and December 27, 2002, CSXT had deficit balances of $2.5 billion and $1.3 billion, respectively, relating to its participation in the CSX cash management plan. This balance increased approximately $900 million on June 27, 2003 due to the termination of sales of accounts receivable. These deficit balances are included in Due to Parent Company in the balance sheet. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSXT and CSX are committed to repay all amounts due each other on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio, which was 1.33% and 2.9% at June 27, 2003 and June 28, 2002, respectively. Interest expense related to this plan was $12 million and $22 million for the quarter and six months ended June 27, 2003, and $8 million and $17 million for the quarter and six months ended June 28, 2002.

Detail of Related Party Service Fees (as included in the Income Statement)

	Quarters Ended		Six Months Ended
(Dollars in Millions)	June 27, 2003	June 28 2002	June 27, 2003	June 28 2002
CSX Intermodal	$(98)	$(92)	$(197)	$(178)
CSX Management Service Fee	60	77	120	154
CSX Technology	51	52	102	107
TDSI	13	12	27	24
TRANSFLO	21	19	41	40

Total Related Party Service Fees	$47	$68	$93	$147

Related Party Service Fees consist of amounts related to:

■	CSX Intermodal Inc. (“CSXI”) Reimbursements—Reimbursement from CSXI under an operating agreement for costs incurred by the Company related to intermodal operations. This reimbursement is based on an amount which approximates actual costs. The Company also collects certain revenue on behalf of CSXI under the operating agreement.

■	CSX Management Service Fee—A management service fee charged by CSX as compensation for certain corporate services provided to the Company. These services include, but are not limited to, the areas of human resources, finance, administration, benefits, legal, tax, internal audit, corporate communications, risk management and strategic management services. The fee for 2003 and 2002 is calculated as a percentage of CSXT’s revenue.

■	CSX Technology Inc. (“CSX Technology”) Charges—Data processing charges from CSX Technology for the development, implementation and maintenance of computer systems, software and associated documentation for the day-to-day operations of the Company. These charges are based on a mark-up of direct costs.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. RELATED PARTIES, continued

■	Total Distribution Services Inc. (“TDSI”) Charges—Charges from TDSI for services provided to CSXT at automobile ramps. These charges are calculated based on direct costs.

■	TRANSFLO Terminal Services Inc. (“TRANSFLO”) Charges—Charges from TRANSFLO for services provided to CSXT at bulk commodity facilities. These charges are calculated based on direct costs.

CSX Technology, CSXI, TDSI, and TRANSFLO are wholly-owned subsidiaries of CSX.

Detail of Due to Affiliate (as included in the Balance Sheet)

(Dollars in Millions)	June 27, 2003	December 27, 2002
CSXI	$28	$25
CSX Technology	38	41
TDSI	4	5
TRANSFLO	9	8
CTRC	—	6
CSX Insurance	115	115

Total Due to Affiliate	$194	$200

CSXT and CSX Insurance Company (“CSX Insurance”), a wholly-owned subsidiary of CSX, have entered into a loan agreement whereby CSXT may borrow up to $125 million from CSX Insurance. The loan is payable in full on demand. At June 27, 2003 and December 27, 2002, $115 million was outstanding under the agreement. Interest on the loan is payable monthly at 0.45% over the LIBOR rate, which was 1.12% and 1.84% at June 27, 2003 and June 28, 2002, respectively.

CSXT and SL Service Inc. (“SL Service”), a wholly-owned subsidiary of CSX, previously entered into certain sale-leaseback arrangements. Under these arrangements, SL Service sold equipment to a third party and CSXT leased the equipment and assigned the lease to SL Service. SL Service currently contemplates terminating its interest in the arrangements and assigning them to CSX Equipment Leasing, LLC (“CSXE”), a wholly-owned subsidiary of CSX. CSXE will become obligated for all lease payments and other associated equipment expenses. In the event of a default on obligations, CSXT would assume these asset lease rights and obligations of approximately $24 million at June 27, 2003. SL Service previously subleased some of the equipment subject to these sale-leaseback transactions toMaersk as part of Maersk’s purchase of the CSX international liner business. In connection with the assignment of the sale-leaseback arrangements from SL Service to CSXE, CSXE will assume all of SL Service’s interests and obligations under the subleases to Maersk. The remainder of the equipment was subleased from CSXE to Horizon Lines LLC (formerly CSX Lines) as part of its ongoing domestic shipping business. CSXT believes that Maersk and Horizon Lines will fulfill their contractual commitments with respect to such leases and that CSXT will have no further liability for those obligations.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES

Casualty, environmental and other reserves are provided for in the balance sheet as follows:

	June 27, 2003			December 27, 2002
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total
Casualty and Other	$141	$269	$410	$143	$252	$395
Separation	15	188	203	15	195	210
Environmental	15	20	35	15	20	35

Total	$171	$477	$648	$173	$467	$640

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

Environmental Reserves

CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (“PRP”) at approximately 98 environmentally impaired sites that are, or may be, subject to remedial action under the Federal Superfund statute (“Superfund”) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

CSXT is involved in administrative and judicial proceedings, and other clean-up efforts at approximately 209 sites, which include the 98 Superfund sites noted above, where it is participating in the study or clean-up of alleged environmental contamination. At least once each quarter, CSXT reviews its role with respect to each such location, giving consideration to a number of factors, including the nature of CSXT’s alleged connection to the location (e.g., generator of waste sent to the site, or owner or operator of the site), the extent of CSXT’s alleged connection (e.g., volume of waste sent to the location and other relevant factors), the accuracy and strength of evidence connecting CSXT to the location, and the number, connection, and financial viability of other named and unnamed PRPs at the location.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued

Based on the review process, CSXT has recorded reserves to cover estimated future environmental costs with respect to such sites. These liabilities, which are undiscounted, include amounts representing CSXT’s estimate of unasserted claims, which CSXT believes to be immaterial. The liability includes future costs for all sites where the Company’s obligation is (1) deemed probable and (2) where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the June 27, 2003 environmental liability is expected to be paid out over the next seven years, funded by cash generated from operations.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has a commitment under a long-term maintenance program for approximately 40% of its fleet of locomotives. The agreement expires in 2026 and approximates $2.7 billion. The long-term maintenance program assures CSXT access to efficient, high-quality locomotive maintenance services at fixed price levels through the term of the program. Under the program, CSX paid $33 million and $66 million in the quarter and six month periods ended June 27, 2003, respectively. In the quarter and six month periods ended June 28, 2002, $31 million and $62 million, respectively was paid.

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

ITEM 1: FINANCIAL STATEMENTS

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

Legal Proceedings

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

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CSXT follows a 52/53 week fiscal reporting calendar. Fiscal years 2003 and 2002 consist of 52 weeks ending on December 26, 2003 and December 27, 2002, respectively. The financial statements presented are for the 13-week quarters and six months ended June 27, 2003 and June 28, 2002,, and as of December 27, 2002.

Operating Revenue

The following tables provide carload and revenue data by service group and commodity for the quarters ended June 27, 2003 and June 28, 2002:

Quarters ended June 27, 2003 and June 28, 2002

	Carloads (Thousands)			Revenue (Dollars in Millions)
	2003	2002	% Change	2003	2002	% Change
Merchandise
Phosphates and Fertilizer	113	119	(5)%	$85	$83	2%
Metals	87	80	9	108	100	8
Forest and Industrial Products	153	152	1	207	197	5
Agricultural and Food	113	110	3	165	159	4
Chemicals	134	140	(4)	244	246	(1)
Emerging Markets	125	115	9	118	107	10

Total Merchandise	725	716	1	927	892	4
Automotive	139	148	(6)	224	231	(3)
Coal, Coke & Iron Ore
Coal	400	391	2	401	380	6
Coke and Iron Ore	18	18	—	15	19	(21)

Total Coal, Coke & Iron Ore	418	409	2	416	399	4
Other	—	—	—	6	16	(63)

Total	1,282	1,273	1%	$1,573	$1,538	2%

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Six Months ended June 27, 2003 and June 28, 2002

	Carloads (Thousands)			Revenue (Dollars in Millions)
	2003	2002	% Change	2003	2002	% Change
Merchandise
Phosphates and Fertilizer	230	238	(3)%	$172	$172	—%
Metals	175	157	11	218	198	10
Forest and Industrial Products	301	296	2	402	386	4
Agricultural and Food	227	225	1	332	325	2
Chemicals	272	275	(1)	495	484	2
Emerging Markets	226	208	9	230	195	18

Total Merchandise	1,431	1,399	2	1,849	1,760	5
Automotive	270	277	(3)	432	431
Coal, Coke & Iron Ore
Coal	773	784	(1)	771	761	1
Coke and Iron Ore	30	30	—	28	35	(20)

Total Coal, Coke & Iron Ore	803	814	(1)	799	796	—
Other	—	—	—	24	37	(35)

Total	2,504	2,490	1%	$3,104	$3,024	3%

Quarter ended June 27, 2003 Compared to June 28, 2002

Operating Revenue

Revenue increased $35 million, or 2% in the quarter ended June 27, 2003, as compared to the quarter ended June 28, 2002.

Merchandise

Merchandise revenue in the second quarter of 2003 was up 4% on 1% volume growth as compared to the 2002 quarter. All markets realized increased revenue except chemicals, which was negatively impacted by high oil and natural gas prices and weak demand. Emerging markets showed the greatest improvement due to continued growth in waste and military shipments. Modal conversions contributed to revenue increases in metals and forest and industrial products.

Automotive

Automotive revenue decreased $7 million or 3%. Vehicle production declined 9% versus 2002. Haul extensions on existing business, and new business activities partially mitigated the impact of reduced vehicle production.

Coal, Coke and Iron Ore

Coal, coke and iron ore revenue increased 4% quarter-over-quarter on 2% volume growth. Strong utility demand and modal conversion initiatives drove performance. Favorable yield was due to improved mix and continued pricing success.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Operating Expense

•	Labor and Fringe expenses were up $12 million in the second quarter of 2003, as compared to the prior year quarter. The effects of inflation continue to drive labor and fringe expense increases, while greater labor needs associated with diminished network fluidity and volume increased expenses. Costs related to variable deferred compensation plans tied to market performance also contributed to the quarter-over-quarter increase.

•	Materials, Supplies and Other decreased $4 million period-over-period primarily due to a favorable resolution of property tax litigation in the state of New York. A negative contract settlement that occurred last year also contributed to the decrease.

•	Conrail expenses increased $5 million in the second quarter as compared to the prior year period due primarily to less favorable claims experience on personal injury and occupational reserves and increased usage charges on the Shared Asset Areas.

•	Related party service fees decreased $21 million to $47 million in the second quarter of 2003 due to a change in the management service fee charged by CSX and higher fees received from CSXI.

•	Equipment Rent decreased $15 million quarter-over-quarter because of favorable mix and due to renegotiated carhire rates, which more than offset unfavorable utilization due to the network fluidity decline.

•	Depreciation expense increased $9 million in the second quarter, as compared to the same period of 2002. The increase is primarily due to property additions, but was also negatively impacted by higher depreciation rates resulting from an asset life study. These increases were somewhat offset by a decrease in the depreciation of crossties due to the adoption of SFAS 143 in the first quarter of 2003.

•	Fuel expense increased $24 million quarter-over-quarter. Fuel prices increased expense by $23 million, but the net impact on operating income was $12 million, as $11 million in fuel surcharges were billed to customers.

Operating Income

Operating income increased $25 million, or 17% quarter-over-quarter to $173 million in the second quarter of 2003, compared to $148 million in 2002.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Six Months ended June 27, 2003 Compared to June 28, 2002

Operating Revenue

Operating revenue increased $80 million for the six months ended June 27, 2003, as compared to the 2002 period. The increase results from increased revenue in the merchandise group, where all units showed period-over-period revenue improvement except phosphates and fertilizers which remained flat.

Operating Income

Operating income for the six months ended June 27, 2003 was up $13 million to $250 million, compared to $237 million for the same period of the prior year. This increase is a result of increased revenues and a decrease in net related party service fees.

Other Income

Other income remained relatively flat at $1 million for the six months ended June 27, 2003 and June 28, 2002.

Interest Expense

Interest expense decreased $2 million to $56 million period-over-period due to lower borrowing rates on the CSX Cash Management Plan.

Net Earnings

Net earnings was $166 million for the six months ended June 27, 2003, compared to $111 million for the prior year period. The six months ended 2003 included a cumulative effect of accounting change benefit of $57 million.

Earnings before the cumulative effect of accounting change were $109 million and $111 million for the six months ended June 27, 2003 and June 28, 2002, respectively.

Cumulative Effect of Accounting Change

SFAS 143, “Accounting for Asset Retirement Obligations” was issued in 2001. This statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. In conjunction with the group-life method of accounting for asset costs, the Company historically accrued crosstie removal costs as a component of depreciation, which is not permitted under SFAS 143. With the adoption of SFAS 143 in fiscal year 2003, CSX recorded pretax income of $93 million, $57 million after tax, as a cumulative effect of an accounting change in the first quarter, representing the reversal of the accrued liability for crosstie removal costs. The adoption of SFAS 143 did not have a material effect on prior reporting periods, and the Company does not believe it will have a material effect on future earnings. On an ongoing basis, depreciation expense will be reduced, while labor and fringe and materials, supplies and other expense will be increased.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

FACTORS EXPECTED TO INFLUENCE 2003

Fuel expenses fluctuate and are a significant cost of CSXT’s operations. Fuel prices can vary significantly from period to period and impact future results. Although the Company is in the implementation stage of a fuel price hedging program, it will remain subject to fuel price fluctuation over the remainder of 2003. Economic factors also influence results and it is still uncertain whether significant improvements in the industrial sector will come in the second half of 2003. The Company underwent staffing reductions that were announced in mid-July. Amounts to be expensed relating to this involuntary program will be approximately $8 million in the third quarter of 2003.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of certain revenues and expenses during the reporting period. Actual results may differ from those estimates. For information regarding CSXT’s significant estimates using management judgement, see the December 27, 2002 CSXT 10-K. As of June 27, 2003, there have been no significant changes to these estimates.

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

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to risk relating to changes in the price of diesel fuel. At June 27, 2003, the Company had not entered into any commitments for forward fuel purchases. The Company’s average annual fuel consumption is approximately 570 million gallons. A one-cent change in the price per gallon of fuel would impact annual fuel expense by approximately $6 million.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

As of July 27, 2003, under the supervision and with the participation of the Company’s Principal Executive Officer and the Principal Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of July 27, 2003. There were no significant changes in the Company’s internal controls during the fiscal quarter covered by this quarterly report that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	*	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX TRANSPORTATION INC. (Registrant)

By:	/s/ CAROLYN T. SIZEMORE
Carolyn T. Sizemore (Principal Accounting Officer)

Dated: July 30, 2003