Form 10-Q
period 2003-10-26
CSX TRANSPORTATION INC
filed 2003-10-29
CIK 88128

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 26, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

CSX TRANSPORTATION INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2003

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Consolidated Income Statements

	(Unaudited)
(Dollars in Millions)	Quarter Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
OPERATING REVENUE
Merchandise	$917	$871	$2,766	$2,631
Automotive	193	195	625	626
Coal, Coke & Iron Ore	398	401	1,197	1,197
Other	2	6	26	43

Total	1,510	1,473	4,614	4,497

OPERATING EXPENSE
Labor and Fringe	617	611	1,858	1,830
Materials, Supplies and Other	268	261	846	832
Conrail Rents, Fees and Services	90	86	268	260
Related Party Service Fees	42	(9)	135	138
Equipment Rent	106	112	298	311
Depreciation	137	136	415	397
Fuel	132	109	426	325
Provision for Casualty Claims	229	—	229	—

Total	1,621	1,306	4,475	4,093

Operating Income (Loss)	(111)	167	139	404

Other Income	6	16	7	17
Interest Expense	23	28	79	86

Earnings (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(128)	155	67	335

Income Tax Expense (Benefit)	(60)	58	26	127

Earnings (Loss) Before Cumulative Effect of Accounting Change	(68)	97	41	208

Cumulative Effect of Accounting Change - Net of Tax	—	—	57	—

Net Earnings (Loss)	$(68)	$97	$98	$208

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Consolidated Balance Sheets

(Dollars in Millions)	(Unaudited) September 26, 2003	December 27, 2002
ASSETS
Current Assets:
Cash and Cash Equivalents	$9	$—
Accounts Receivable - Net	1,066	246
Materials and Supplies	157	171
Deferred Income Taxes	104	110
Other Current Assets	45	18

Total Current Assets	1,381	545

Properties	17,794	17,354
Accumulated Depreciation	(4,841)	(4,730)

Properties - Net	12,953	12,624

Affiliates and Other Companies	242	217
Other Long-term Assets	614	627

Total Assets	$15,190	$14,013

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$584	$618
Labor and Fringe Benefits Payable	288	319
Casualty, Environmental and Other Reserves	165	173
Current Maturities of Long-term Debt	101	213
Income and Other Taxes Payable	100	98
Due to Parent Company	2,671	1,297
Due to Affiliate	183	200
Other Current Liabilities	82	143

Total Current Liabilities	4,174	3,061

Deferred Income Taxes	3,478	3,424
Long-term Debt	721	873
Casualty, Environmental and Other Reserves	696	467
Other Long-term Liabilities	587	579

Total Liabilities	9,656	8,404

Shareholder’s Equity
Common Stock, $20 Par Value:
Authorized 10,000,000 Shares;
Issued and Outstanding 9,061,038 Shares	181	181
Other Capital	1,380	1,380
Retained Earnings	3,973	4,048

Total Shareholder’s Equity	5,534	5,609

Total Liabilities and Shareholder’s Equity	$15,190	$14,013

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Consolidated Cash Flow Statements

(Dollars in Millions)	(Unaudited) Nine Months Ended
	September 26, 2003	September 27, 2002
OPERATING ACTIVITIES
Net Earnings	$98	$208
Adjustments to Reconcile Net Earnings to Net Cash (Used) Provided:
Depreciation	415	397
Deferred Income Taxes	30	144
Cumulative Effect of Accounting Change - Net of Tax	(57)	—
Provision for Casualty Claims	229
Other Operating Activities	17	5
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	20	(15)
Termination of Sale of Receivables	(869)	(29)
Other Current Assets	(13)	(39)
Accounts Payable	(53)	(81)
Other Current Liabilities	(79)	(108)

Net Cash (Used) Provided by Operating Activities	(262)	482

INVESTING ACTIVITIES
Property Additions	(676)	(647)
Short-term Investments	—	220
Other Investing Activities	5	(5)

Net Cash Used by Investing Activities	(671)	(432)

FINANCING ACTIVITIES
Advances from CSX	1,377	244
Long-term Debt Repaid	(263)	(172)
Dividends Paid	(173)	(150)
Other Financing Activities	1	1

Net Cash Provided (Used) by Financing Activities	942	(77)

Net Increase (Decrease) in Cash and Cash Equivalents	9	(27)

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash and Cash Equivalents at Beginning of Period	—	27

Cash and Cash Equivalents at End of Period	$9	$—

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to fairly present the financial position of CSX Transportation Inc. and subsidiaries (“CSXT” or the “Company”) at September 26, 2003 and December 27, 2002, the results of its operations for the quarters and nine months ended September 26, 2003 and September 27, 2002, and its cash flows for the nine months ended September 26, 2003 and September 27, 2002, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 2003 presentation. CSXT is a wholly-owned subsidiary of CSX Corporation (“CSX”).

The Company suggests that these financial statements be read in conjunction with the financial statements and the notes included in CSXT’s most recent Form 10-K and 2003 Quarterly Reports on Form 10-Q.

CSXT follows a 52/53 week fiscal reporting calendar. Fiscal years 2003 and 2002 consist of 52 weeks ending on December 26, 2003 and December 27, 2002, respectively. The financial statements presented are for the 13-week quarters ended September 26, 2003 and September 27, 2002, the 39-week periods ended September 26, 2003 and September 27, 2002, and as of December 27, 2002.

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

In June 2003, CSX, Norfolk Southern and Conrail jointly filed a petition with the Surface Transportation Board (STB) to establish direct ownership and control by CSXT and Norfolk Southern Railway of their portions of the Conrail system. Conrail would continue to own, manage and operate the Shared Assets Areas as previously approved by the STB. CSX, Norfolk Southern and Conrail also jointly filed a ruling request with the Internal Revenue Service to qualify the transaction as a non-taxable distribution. The proposed transaction is subject to a number of conditions, including, among others, STB approval and a favorable IRS ruling. If all necessary conditions are satisfied, Conrail intends to restructure its existing $800 million of unsecured public debt and seek consents to restructure its operating leases and approximately $348 million of capitalized lease and equipment obligations. It is currently contemplated that guaranteed debt securities of two newly formed subsidiaries of CSXT and Norfolk Southern Railway would be offered in a 42%/58% ratio in exchange for Conrail’s unsecured debentures. The debt securities would be fully and unconditionally guaranteed by CSXT and Norfolk Southern Railway. Upon completion of the proposed transaction, the new debt securities would become direct unsecured obligations of CSXT and Norfolk Southern Railway. Conrail’s secured debt and lease obligations will remain obligations of Conrail and are expected to be supported by new leases and subleases which, upon completion of the proposed transaction, would be the direct lease and sublease obligations of CSXT or Norfolk Southern Railway.

Accounting and Financial Reporting Effects

CSXT’s operating revenue includes revenue from traffic moving on Conrail property. Operating expenses include costs incurred to handle such traffic and operate the Conrail lines. Operating expense includes an expense category, “Conrail Rents, Fees and Services,” which reflects:

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

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3. INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

Transactions with Conrail

As listed below, CSXT has amounts payable to Conrail, representing expenses incurred under the operating, equipment and shared asset area agreements.

(Dollars in Millions)
	September 26, 2003	December 27, 2002
Payable to Conrail	$49	$69

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

Outstanding accounts receivable sold under this agreement are as follows:

(Dollars in Millions)
	September 26, 2003	December 27, 2002
Accounts Receivable Sold	$—	$914

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4. ACCOUNTS RECEIVABLE, Continued

Net losses associated with the sale of receivables are as follows:

(Dollars in Millions)
	Quarters Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Discounts on Sales of Accounts Receivable	$—	$18	$36	$56

CSXT retained responsibility for servicing accounts receivables held by the master trust. The average servicing period was approximately one month. No servicing asset or liability was recorded since the fees CSXT received approximated its related costs.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the expected collectibility of all accounts receivable. The allowance for doubtful accounts is included in the balance sheet as follows:

(Dollars in Millions)
	September 26, 2003	December 27, 2002
Allowance for Doubtful Accounts	$30	$36

NOTE 5. OTHER INCOME

Other income consists of the following:

(Dollars in Millions)
	Quarters Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Income from Real Estate Operations	$6	$33	$43	$76
Discounts on Sales of Accounts Receivable	—	(18)	(36)	(56)
Miscellaneous	—	1	—	(3)

Total	$6	$16	$7	$17

Gross Revenue from Real Estate Operations Included in Other Income	$13	$42	$66	$102

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. RELATED PARTIES

At September 26, 2003 and December 27, 2002, CSXT had deficit balances of $2.6 billion and $1.3 billion, respectively, relating to its participation in the CSX cash management plan. This balance increased approximately $900 million on June 27, 2003 due to the termination of the sales of accounts receivable program. These deficit balances are included in Due to Parent Company in the balance sheet. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSXT and CSX are committed to repay all amounts due each other on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio, which was 1.1% and 2.8% at September 26, 2003 and September 27, 2002, respectively. Interest expense related to this plan was $11 million and $33 million for the quarter and nine months ended September 26, 2003, and $8 million and $25 million for the quarter and nine months ended September 27, 2002.

Detail of Related Party Service Fees (as included in the Income Statement)

(Dollars in Millions)
	Quarters Ended		Nine Months Ended
	September 26, 2003	September 27 2002	September 26, 2003	September 26 2002
CSXI	$(100)	$(94)	$(297)	$(272)
CTRC	—	(53)	—	(53)
CSX	60	59	180	213
CSX Technology	47	52	149	159
TDSI	12	7	39	31
TRANSFLO	23	20	64	60

Total Related Party Service Fees	$42	$(9)	$135	$138

Related Party Service Fees consist of amounts related to:

•	CSX Intermodal Inc. (“CSXI”) Reimbursements – Reimbursement from CSXI under an operating agreement for costs incurred by the Company related to intermodal operations. This reimbursement is based on an amount which approximates actual costs. The Company also collects certain revenue on behalf of CSXI under the operating agreement.

•	CTRC Reimbursement – During the quarter and nine months ended September 27, 2002, the Company charged CTRC for accounts receivable reserves recorded by the Company in current and prior periods related to receivables sold to CTRC.

•	CSX Management Service Fee – A management service fee charged by CSX as compensation for certain corporate services provided to the Company. These services include, but are not limited to, the areas of human resources, finance, administration, benefits, legal, tax, internal audit, corporate communications, risk management and strategic management services. The fee for 2003 and 2002 is calculated as a percentage of CSXT’s revenue.

•	CSX Technology Inc. (“CSX Technology”) Charges – Data processing charges from CSX Technology for the development, implementation and maintenance of computer systems, software and associated documentation for the day-to-day operations of the Company. These charges are based on a mark-up of direct costs.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. RELATED PARTIES, continued

•	Total Distribution Services Inc. (“TDSI”) Charges – Charges from TDSI for services provided to CSXT at automobile ramps. These charges are calculated based on direct costs.

•	TRANSFLO Terminal Services Inc. (“TRANSFLO”) Charges – Charges from TRANSFLO for services provided to CSXT at bulk commodity facilities. These charges are calculated based on direct costs.

CSXI, CSX Technology, TDSI, and TRANSFLO are wholly-owned subsidiaries of CSX.

Detail of Due to Affiliate (as included in the Balance Sheet)

(Dollars in Millions)
	September 26, 2003	December 27, 2002
CSXI	$27	$25
CTRC	—	6
CSX Technology	27	41
TDSI	4	5
TRANSFLO	10	8
CSX Insurance	115	115

Total Due to Affiliate	$183	$200

CSXT and CSX Insurance Company (“CSX Insurance”), a wholly-owned subsidiary of CSX, have entered into a loan agreement whereby CSXT may borrow up to $125 million from CSX Insurance. The loan is payable in full on demand. At September 26, 2003 and December 27, 2002, $115 million was outstanding under the agreement. Interest on the loan is payable monthly at 0.45% over the LIBOR rate, which was 1.1% and 1.8% at September 26, 2003 and September 27, 2002, respectively.

CSXT and SL Service Inc. (“SL Service”), a wholly-owned subsidiary of CSX, previously entered into certain sale-leaseback arrangements. Under these arrangements, SL Service sold equipment to a third party and CSXT leased the equipment and assigned the lease to SL Service. SL Service currently contemplates terminating its interest in the arrangements and assigning them to CSX Equipment Leasing, LLC (“CSXE”), a wholly-owned subsidiary of CSX. CSXE will become obligated for all lease payments and other associated equipment expenses. In the event of a default on obligations, CSXT would assume these asset lease rights and obligations of approximately $24 million at September 26, 2003. SL Service previously subleased some of the equipment subject to these sale-leaseback transactions to Maersk as part of Maersk’s 1999 purchase of the CSX international liner business. In connection with the assignment of the sale-leaseback arrangements from SL Service to CSXE, CSXE has assumed all of SL Service’s interests and obligations under the subleases to Maersk. The remainder of the equipment was subleased from CSXE to Horizon Lines LLC (formerly CSX Lines) as part of its ongoing domestic shipping business. CSXT believes that Maersk and Horizon Lines will fulfill their contractual commitments with respect to such leases and that CSXT will have no further liability for those obligations.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE	7. DERIVATIVE FINANCIAL INSTRUMENTS

Fuel Hedging

In the third quarter of 2003, CSXT began a program to hedge a portion of its 2004 and 2005 locomotive fuel purchases. This program was established to manage exposure to fuel price fluctuations. In order to minimize this risk, CSXT has entered into a series of swaps in order to fix the price of a portion of its estimated future fuel purchases.

Following is a summary of fuel swaps executed during the quarter:

	September 26, 2003
Approximate Gallons Hedged (Millions)	118
Average Price Per Gallon	$ 0.69
Swap Maturities	Feb. 2004 - Sept. 2005

	2004	2005
Estimated % of Future Fuel Consumption Hedged at September 26, 2003	11%	9%

The program limits fuel hedges to a 24 month duration and a maximum of 80% of CSXT’s average monthly fuel purchased for any month within the 24 month period, and places the hedges among selected counterparties. Fuel hedging activity did not have a material affect on fuel expense for the quarter and nine months ended September 26, 2003. Ineffectiveness, or the extent to which changes in the fair values of the fuel swaps did not offset changes in the fair values of the expected fuel purchases, was immaterial.

These instruments qualify, and are designated by management, as cash-flow hedges of variability in expected future cash flows attributable to fluctuations in fuel prices. The fair values of fuel derivative instruments are determined based upon current fair market values as quoted by third party dealers and are recorded on the balance sheet with offsetting adjustments to Accumulated Other Comprehensive Income, a component of Shareholders’ Equity. These amounts are immaterial as of September 26, 2003. Fair value adjustments are noncash transactions, and accordingly, are excluded from the Cash Flow Statement.

The Company is exposed to credit loss in the event of nonperformance by other parties to fuel swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 8. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES

Casualty, environmental and other reserves are provided for in the balance sheet as follows:

(Dollars in Millions)
	September 26, 2003			December 27, 2002
	Current	Long-term	Total	Current	Long-term	Total
Casualty and Other	$135	$490	$625	$143	$252	$395
Separation	15	185	200	15	195	210
Environmental	15	21	36	15	20	35

Total	$165	$696	$861	$173	$467	$640

Casualty Reserves

Casualty reserves represent accruals for the uninsured portion of occupational injury and personal injury claims. In the third quarter of 2003, the Company changed its estimate of casualty reserves to include an estimate of incurred but not reported claims for asbestos and other occupational injuries to be received over the next seven years. Other occupational claims include allegations of exposure to certain materials in the work place, such as solvents and diesel fuel, or alleged physical injuries, such as carpal tunnel syndrome or hearing loss.

In conjunction with the change in estimate, the Company recorded a charge of $229 million ($143 million after tax) in the third quarter of 2003 to increase its provision for these claims. Approximately $138 million relates to asbestos claims.

Asbestos and Other Occupational Injuries

During the third quarter of 2003, the Company retained third party professionals to work with it to project the number of asbestos and other occupational injury claims to be received over the next seven years and the related costs. Based on this analysis the Company established reserves for the probable and reasonably estimable asbestos and other occupational injury liabilities.

The methodology used by the third party to project future occupational injury claims was based largely on CSXT’s recent experience, including claim-filing and settlement rates, injury and disease mix, open claims and claim settlement costs. However, projecting future occupational injury claims and settlements costs is subject to numerous variables that are difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables, including the type and severity of the injury or disease alleged by each claimant, the long latency period associated with exposure, dismissal rates, costs of medical treatment, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case and the impact of changes in legislative or judicial standards, may cause actual results to differ significantly from estimates. Furthermore, predictions with respect to these variables are subject to greater uncertainty as the projection period lengthens. In light of these uncertainties, CSXT believes that seven years is the most reasonable period for estimating future claims, and that claims received after that period are not reasonably estimable.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 8. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued

Casualty Reserves, Continued

CSXT increased its reserve for asbestos and other occupational claims by a net $203 million to cover the estimate of incurred but not reported claims to be filed during the next seven years. Reflecting the additional provisions, CSXT’s reserve for asbestos and other occupational claims on an undiscounted basis amounted to $337 million at September 26, 2003, compared to $161 million at December 27, 2002.

A summary of existing claims activity is as follows:

	Nine Months Ended September 26, 2003	Fiscal Year Ended December 27, 2002
Asserted Claims:
Open Claims - Beginning of Period	8,788	9,893
New Claims Filed	2,045	2,075
Claims Settled	(2,535)	(2,875)
Claims Dismissed	(222)	(305)

Open Claims - End of Period	8,076	8,788

Personal Injury

During the third quarter of 2003, CSXT retained an independent actuarial firm to assess the value of CSXT’s personal injury portfolio. This firm’s methods and procedures yielded a slightly higher valuation for personal injury claims than previously recognized by CSXT due to a higher estimated cost for adverse development. Utilizing the analysis provided, CSXT increased its reserves for alleged personal injury claims by $26 million.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 8. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued

Environmental Reserves

CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (“PRP”) at approximately 100 environmentally impaired sites that are, or may be, subject to remedial action under the Federal Superfund statute (“Superfund”) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

CSXT is involved in administrative and judicial proceedings, and other clean-up efforts at approximately 224 sites, which include the 100 Superfund sites noted above, where it is participating in the study or clean-up of alleged environmental contamination. At least once each quarter, CSXT reviews its role with respect to each such location, giving consideration to a number of factors, including the nature of CSXT’s alleged connection to the location (e.g., generator of waste sent to the site, or owner or operator of the site), the extent of CSXT’s alleged connection (e.g., volume of waste sent to the location and other relevant factors), the accuracy and strength of evidence connecting CSXT to the location, and the number, connection, and financial viability of other named and unnamed PRPs at the location.

Based on the review process, CSXT has recorded reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at September 26, 2003, and December 27, 2002 were $36 million and $35 million, respectively. These liabilities, which are undiscounted, include amounts representing CSXT’s estimate of unasserted claims, which CSXT believes to be immaterial. The liability includes future costs for all sites where the Company’s obligation is (1) deemed probable and (2) where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the September 26, 2003 environmental liability is expected to be paid out over the next seven years, funded by cash generated from operations.

The Company does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, latent conditions at any given location could result in exposure, the amount and materiality of which cannot presently be reliably estimated. Based upon information currently available, however, the Company believes its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not materially affect its overall results of operations and financial condition.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has a commitment under a long-term maintenance program for approximately 40% of its fleet of locomotives. The agreement expires in 2026 and approximates $3.1 billion. The long-term maintenance program is intended to provide CSXT access to efficient, high-quality locomotive maintenance services at fixed price levels through the term of the program. Under the program, CSXT paid $32 million and $98 million in the quarter and nine month periods ended September 26, 2003, respectively. In the quarter and nine month periods ended September 27, 2002, $31 million and $93 million, respectively was paid.

The Company has entered into fuel purchase agreements for approximately 14% of its fuel requirements over the next five months. These agreements amount to approximately 33 million gallons in commitments at a weighted average of 75 cents per gallon. These contracts require the Company to take monthly delivery of specified quantities of fuel at a fixed price. These contracts cannot be net settled.

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

Self-Insurance

The Company obtains substantial amounts of commercial insurance for potential losses for third-party liability and property damages. Specified levels of risk (up to $35 million for property and $25 million for liability per occurrence) are retained on a self-insurance basis. The Company uses a combination of third-party and self-insurance to realize savings on insurance premium costs.

Legal Proceedings

A number of legal actions are pending against CSXT in which claims are made in substantial amounts. While the ultimate results of these legal actions cannot be predicted with certainty, management does not currently expect that the resolution of these matters will have a material effect on CSXT’s consolidated balance sheet, income statement or cash flows. The Company is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarter received.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CSXT follows a 52/53-week fiscal reporting calendar. Fiscal years 2003 and 2002 consist of 52 weeks ending on December 26, 2003 and December 27, 2002, respectively. The financial statements presented are for the 13-week quarters and nine months ended September 26, 2003 and September 27, 2002, and as of December 27, 2002.

Quarter ended September 26, 2003 Compared to September 27, 2002

Operating Revenue

The following table provides carload and revenue data by service group and commodity for the quarters ended September 26, 2003 and September 27, 2002:

	Carloads (Thousands)			Revenue (Dollars in Millions)
	2003	2002	% Change	2003	2002	% Change
Merchandise
Phosphates and Fertilizer	114	113	1%	$74	$73	1%
Metals	85	83	2	107	104	3
Forest and Industrial Products	153	151	1	205	195	5
Agricultural and Food	111	109	2	157	154	2
Chemicals	136	134	1	249	239	4
Emerging Markets	130	115	13	125	106	18

Total Merchandise	729	705	3	917	871	5

Automotive	120	124	(3)	193	195	(1)

Coal, Coke & Iron Ore
Coal	391	395	(1)	384	382	1
Coke and Iron Ore	17	22	(23)	14	19	(26)

Total Coal, Coke & Iron Ore	408	417	(2)	398	401	(1)

Other	—	—	—	2	6	(67)

Total	1,257	1,246	1%	$1,510	$1,473	3%

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Quarter ended September 26, 2003 Compared to September 27, 2002, Continued

Operating Revenue, Continued

Revenue increased $37 million, or 3% in the quarter ended September 26, 2003, as compared to the quarter ended September 27, 2002.

Merchandise

Merchandise showed strong growth in the third quarter with revenues up 5% on 3% volume growth. All markets showed year-over-year improvements in revenue and volume.

•	Phosphates and Fertilizers – Strong international phosphate demand limited movements to domestic markets. Weakness in port phosphate rock was offset by strength in the ammonia market.

•	Metals – Steel production and mill utilization have been on a downward trend due to overcapacity and softer demand. Continued strength in scrap metals due to export demand from east coast supply points, renewed strength in semi-finished metals and continued growth in modal conversions contributed to year-over-year improvement.

•	Forest and Industrial Products – Building products and lumber remain strong as the construction industry catches up from severe weather earlier in the year. Woodchip orders were strong as mills build sufficient inventory for fall. Strength in printing paper is being driven by import traffic.

•	Agricultural and Food – A large southeast crop has negatively impacted feed grain. Sweeteners continue to be negatively impacted by source shifts and a plant closure. Strength in refrigerated products, wheat and flour, exports and grocery LOBs helped drive year-over-year gains.

•	Chemicals – Plastics market recently benefited from lower feedstock prices and rebuilding of shipper inventories. Strength exists in all petroleum commodities, except alcohols. Year-over-year strength in inorganic acids, partially due to a strike in eastern Canada, has allowed CSXT to supply sulfuric acid to the northeast. The strike was settled in mid-September.

•	Emerging Markets – Growth continued in aggregate shipments, primarily in Florida and Georgia, due to strong regional construction demand. Strength also continues across all waste markets. Modal conversions and increased demand are driving growth in cement. Redeployments are still driving growth in ammunition and general military cargo.

Automotive

Volume decline was directly attributed to flat sales and a 200,000 unit year-over-year decline in North American light vehicle production. Field inventories were five days higher year-over-year. Haul extensions and price increases partially mitigated sales and production impact on revenue and improved yield.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Quarter ended September 26, 2003 Compared to September 27, 2002, Continued

Operating Revenue, Continued

Coal, Coke and Iron Ore

Reduced production levels drove year-over-year weakness in steel related traffic. Strength in export moves resulted due to high European steam coal demand for electricity generation to cooling systems. Utility revenue was favorable year-over-year due to pricing initiatives and strong long haul mix.

Operating Expense

•	Labor and Fringe expenses were up $6 million in the third quarter of 2003, compared to the same period of the prior year. Benefits of reduced staffing levels and reversal of the Company’s incentive compensation accrual were offset by increased costs relating to contract wage inflation, overtime costs and severance and related costs.

•	Materials, Supplies and Other expenses increased $7 million quarter-over-quarter due to increased derailment costs, increased railway maintenance costs and decreased efficiencies. These expenses were offset, in part, by favorable environmental and other costs.

•	Conrail Rents, Fees & Services expense increased $4 million in the third quarter of 2003, as compared to the prior year period, as a result of increased usage of Shared Areas and a contractual increase in the rental fee for Shared Area facilities.

•	Related party service fees increased $51 million due a credit in 2002 relating to receivables sold to CTRC.

•	Equipment Rent decreased $6 million in the 2003 third quarter compared to the prior year as a result of car hire reclaims in the 2002 period that did not recur in this quarter.

•	Fuel expense increased $23 million in the third quarter of 2003, as compared to the same period of the prior year. The expense increase is primarily due to $16 million in fuel price increases.

•	Provision for Casualty Claims of $229 million represents the charge recorded in conjunction with the Company’s change in estimate for its casualty reserves to include an estimate of incurred but not reported claims for asbestos and other occupational injuries to be received over the next seven years. (See Note 8, Casualty, Environmental and Other Reserves).

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Quarter ended September 26, 2003 Compared to September 27, 2002, Continued

Operating Income

Operating income decreased $278 million quarter-over-quarter to a loss of $111 million in the third quarter of 2003, compared to income of $167 million in 2002 due to the $229 million provision for casualty claims and other expenses previously discussed. Excluding the provision for casualty claims, operating income would have been $118 million.

Other Income

Other income decreased $10 million to $6 million for the quarter ended September 26, 2003, compared to $16 million for the same period of the prior year. The decline primarily results from real estate gains in the 2002 period being larger than those during the 2003 period, partially offset by the elimination of discounts on the sale of accounts receivable due to the discontinuation of the sale of accounts receivable program.

Interest Expense

Interest expense decreased $5 million for the quarter ended September 26, 2003, as compared to the prior year period.

Net Earnings (Loss)

Net loss was $68 million for the quarter ended September 26, 2003, compared to income of $97 million for the same period of the prior year.

The nine months ended September 26, 2003 included a $143 million after tax charge to increase the Company’s provision for casualty reserves as discussed above.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Nine Months ended September 26, 2003 Compared to September 27, 2002

Operating Revenue

The following table provides carload and revenue data by service group and commodity for the nine months ended September 26, 2003 and September 27, 2002:

	Carloads (Thousands)			Revenue (Dollars in Millions)
	2003	2002	% Change	2003	2002	% Change
Merchandise
Phosphates and Fertilizer	344	351	(2)%	$246	$245	—%
Metals	260	240	8	325	302	8
Forest and Industrial Products	454	447	2	607	581	4
Agricultural and Food	338	334	1	489	479	2
Chemicals	408	409	—	744	723	3
Emerging Markets	356	323	10	355	301	18

Total Merchandise	2,160	2,104	3	2,766	2,631	5

Automotive	390	401	(3)	625	626	—

Coal, Coke & Iron Ore
Coal	1,164	1,179	(1)	1,155	1,143	1
Coke and Iron Ore	47	52	(10)	42	54	(22)

Total Coal, Coke & Iron Ore	1,211	1,231	(2)	1,197	1,197	—

Other	—	—	—	26	43	(40)

Total Rail	3,761	3,736	1	4,614	4,497	3

Operating revenue increased $117 million for the nine months ended September 26, 2003, as compared to the 2002 period. The increase results from increased revenue in the merchandise group, where all units showed period-over-period revenue improvement except phosphates and fertilizers which remained flat.

Operating Income

Operating income decreased $265 million to $139 million in the nine months ended September 26, 2003, compared to $404 million in 2002.

The decline is primarily the result of the Company recording a charge in conjunction with changing its estimate of casualty reserves to include an estimate of incurred but not reported claims for asbestos and other occupational injuries to be received over the next seven years. The Company recorded a charge of $229 million in the third quarter of 2003 to increase its provision for casualty reserves. (See Note 8, Casualty, Environmental, and Other Reserves). Excluding the provision for casualty claims, operating income would have been $368 million.

Other factors contributing to the decline are increased fuel prices and abnormally harsh winter weather during the first quarter.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Other Income

Other income decreased $10 million to $7 million for the nine months ended September 26, 2003, compared to $17 million for the same period of the prior year. The decline primarily results from real estate gains in the 2002 nine-month period being larger than those during the 2003 period, partially offset by the elimination of discounts on the sale of accounts receivable due to the discontinuation of the sale of accounts receivable program..

Interest Expense

Interest expense decreased $7 million for the nine months ended September 26, 2003, as compared to the prior year period.

Net Earnings

Net earnings was $98 million for the nine months ended September 26, 2003, compared to $208 million for the same period of the prior year.

The nine months ended September 26, 2003 included a cumulative effect of accounting change after tax benefit of $57 million, offset by a $143 million after tax charge to increase the Company’s provision for casualty reserves.

Earnings before the cumulative effect of accounting change was $41 million and income of $208 million for the nine months ended September 26, 2003 and September 27, 2002, respectively.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Cumulative Effect of Accounting Change

Statement of Financial Accounting Standard (“SFAS”) 143, “Accounting for Asset Retirement Obligations” was issued in 2001. This statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. In conjunction with the group-life method of accounting for asset costs, the Company historically accrued crosstie removal costs as a component of depreciation, which is not permitted under SFAS 143. With the adoption of SFAS 143 in fiscal year 2003, CSXT recorded pretax income of $93 million, $57 million after tax, as a cumulative effect of an accounting change in the first quarter, representing the reversal of the accrued liability for crosstie removal costs. The adoption of SFAS 143 did not have a material effect on prior reporting periods, and the Company does not believe it will have a material effect on future earnings. On an ongoing basis, depreciation expense will be reduced, while labor and fringe and materials, supplies and other expense will be increased.

FACTORS EXPECTED TO INFLUENCE 2003

Fuel expenses fluctuate and are a significant cost of CSXT’s operations. Fuel prices can vary significantly from period to period and impact future results. Although the Company is in the implementation stage of a fuel price hedging program, it will remain subject to fuel price fluctuation over the remainder of 2003. Economic factors also influence results and it is still uncertain whether significant improvements in the industrial sector will come in the last part of 2003.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of certain revenues and expenses during the reporting period. Actual results may differ from those estimates. For information regarding CSXT’s significant estimates using management judgment, see the December 27, 2002 CSXT 10-K.

In the third quarter of 2003, the Company evaluated and changed its estimate for casualty reserves to include an estimate of incurred but not reported claims for asbestos and other occupational injuries to be received over the next seven years. (See Note 8, Casualty, Environmental and Other Reserves). As of September 26, 2003, there have been no other material changes to significant estimates as stated in the 2002 CSXT 10-K.

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

Forward-looking statements are subject to a number of risks and uncertainties, and actual performance or results could differ materially from that anticipated by these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others: (i) the Company’s success in implementing its financial and operational initiatives, (ii) changes in domestic or international economic or business conditions, including those affecting the rail industry (such as the impact of industry competition, conditions, performance and consolidation); (iii) legislative or regulatory changes; and (iv) the outcome of claims and litigation involving or affecting the Company. Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report, and in the Company’s other SEC reports, accessible on the SEC’s website at www.sec.gov and at the Company’s website at www.csx.com.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the third quarter of 2003, the Company began a program to hedge its exposure to fuel price volatility through swap transactions. As of September 26, 2003, CSXT has hedged approximately 11% and 9% of expected requirements for 2004 and 2005, respectively. At September 26, 2003, a 1% change in fuel prices would result in a $1 million increase or decrease in the liability related to the swaps.

The Company is exposed to loss in the event of non-performance by any counter-party to the fuel hedging agreements. The Company does not anticipate non-performance by such counter-parties, and no material loss would be expected from non-performance.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

As of September 26, 2003, under the supervision and with the participation of the Company’s Principal Executive Officer and the Principal Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2003. There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1*	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX TRANSPORTATION INC.
(Registrant)

By:	/s/ CAROLYN T. SIZEMORE
Carolyn T. Sizemore
(Principal Accounting Officer)

Dated: October 28, 2003