Form 10-K
period 2003-12-26
CSX TRANSPORTATION INC
filed 2004-03-10
CIK 88128

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 26, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ________________

Commission file number 1-3359

CSX TRANSPORTATION INC.

(Exact name of registrant as specified in its charter)

Virginia	54-6000720

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Water Street, Jacksonville, FL.	32202

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (904) 359-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each class is registered

Monon Railroad 6% Income Debentures, due January 1, 2007	New York Stock Exchange

CSX TRANSPORTATION INC. AND SUBSIDIARIES
2003 FORM 10-K

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes (X) No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2). Yes ( ) No (X)

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value of the voting stock at January 23, 2004, was $-0-, excluding the voting stock held by the parent of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The registrant has 9,061,038 shares of common stock, par value $20.00, outstanding at January 23, 2004.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
2003 FORM 10-K

CSX TRANSPORTATION INC. AND SUBSIDIARIES
2003 FORM 10-K, PART II

ITEMS 1. & 2. BUSINESS AND PROPERTIES

General

     CSX Transportation Inc. (“CSXT” or “Company”) is the largest rail network in the Eastern United States, providing rail freight transportation over a network of more than 23,000 route miles in 23 states, the District of Columbia, and two Canadian provinces. Headquartered in Jacksonville, Florida, CSXT conducts railroad operations in its own name and through railroad subsidiaries.

     CSXT employed an average of 32,892 employees during 2003. The Company considers employee relations to be good. Most of CSXT’s employees are represented by labor unions and are covered by collective bargaining agreements. Some of these agreements are scheduled to expire in 2004. CSXT is in the process of renegotiating most of these agreements, but the outcome of these negotiations is uncertain at this time. These negotiations have generally taken place over a number of years and have previously not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted.

     CSXT is a wholly-owned subsidiary of CSX Corporation (“CSX”), with headquarters at 500 Water Street, 15th Floor, Jacksonville, Florida 32202. The Company makes available free of charge through its website at www.csx.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission.

     For additional information concerning business conducted by CSXT during 2003, see “Management’s Narrative Analysis of the Results of Operations” on pages 7-21.

Rail Lines

     On December 26, 2003, CSXT’s consolidated railroad system consisted of 39,826 miles of track consisting of the following:

     Included in the above are the following arrangements for use of track not owned by CSXT:

Track
Miles
First Main	22,841
Second Main	5,492
Passing, Crossovers and Turnouts	1,172
Way and Yard Switching	10,321

Total	39,826

Track
Miles
Leased Track	6,547
Track under Trackage Right Agreements	6,507
(including 5,626 miles of Conrail track)
Track under Operating Contracts	265

CSX TRANSPORTATION INC. AND SUBSIDIARIES
2003 FORM 10-K, PART II

ITEMS 1. & 2.  BUSINESS AND PROPERTIES, Continued

Equipment

     On December 26, 2003, CSXT and subsidiaries owned or leased the following:

	Owned	Leased	Total
Locomotives
Freight	2,365	842	3,207
Switching	206	13	219
Auxiliary Units	180	10	190

Total	2,751	865	3,616

Freight Cars
Gondolas	16,342	14,835	31,177
Open Top Hoppers	13,860	6,692	20,552
Box Cars	11,440	6,040	17,480
Covered Hoppers	12,665	5,107	17,772
Flat Cars	896	18,342	19,238
Other	645	5	650

Total	55,848	51,021	106,869

     Included in leased equipment are 502 locomotives and 15,676 freight cars leased from Conrail.

ITEM 3. LEGAL PROCEEDINGS

     CSXT is involved in routine litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including those related to environmental matters, Federal Employers’ Liability Act claims by employees, other personal injury claims, and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for punitive as well as compensatory damages, and others purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of CSXT management that none of these items will have a material adverse effect on the results of operations, financial position or liquidity of CSXT. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year. The Company is also a party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarter received.

     In further response to this Item, see the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this document under the caption “Casualty, Legal and Environmental Reserves” and under the caption “Commitments and Contingencies.”

CSX TRANSPORTATION INC. AND SUBSIDIARIES
2003 FORM 10-K, PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Information omitted in accordance with General Instruction I(2)(c).

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     CSXT is a wholly-owned subsidiary of CSX, and accordingly, there is no market for its common stock. During the years 2003, 2002 and 2001, CSXT paid dividends to CSX on its common stock of $230 million, $200 million and $212 million, respectively.

ITEM 6. SELECTED FINANCIAL DATA

     Information omitted in accordance with General Instruction I(2)(a)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

     Information omitted in accordance with General Instruction I(2)(a). However, in compliance with said Instruction, see “Management’s Narrative Analysis of the Results of Operations” on pages 7-21.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
2003 FORM 10-K, PART II, ITEM 7
MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Overview

General

     CSX Transportation (“CSXT” or the “Company”) operates one of the largest rail networks in the United States. The Company generated revenue of $6.2 billion in 2003 compared to $6.0 billion in 2002. Operating income was $289 million in 2003 compared to $577 million in 2002. In 2003, CSXT revenue and volume grew in response to strategies to persuade new customers to ship via a combination of rail and truck, the introduction of new customer services, and the economic recovery. However, as discussed below increased costs and operating inefficiency in the network decreased overall profitability.

     CSXT’s rail system is a network, defined by its more than 23,000 route miles, through which goods and services flow. The inefficiency of any one element in that network can have an effect on other components, and ultimately affect the operating efficiency of the entire network. The decline in operating efficiency, coupled with the increased price of fuel and other higher costs, reduced CSXT’s profit in 2003.

     In addition to reviewing various financial measures, CSXT management uses non-financial indicators to monitor performance and operating efficiency of its network. Those include:

			% Improvement
Key Non-Financial Performance Indicators	2003	2002	(Decline)
Personal Injury Frequency Index (Per 100 Employees)	2.20	1.98	(11)%
FRA Train Accidents Frequency (Per Million Train Miles)	4.37	3.34	(31)
Average Velocity, All Trains (Miles Per Hour)	21.1	22.5	(6)
Average System Dwell Time (Hours)	25.3	23.2	(9)
Average Total Cars-On-Line	229,926	229,609	—
On-Time Originations	62.0%	76.4%	(19)
On-Time Arrivals	56.9%	76.9%	(26)
Average Recrews (Per Day)	50	26	(92)%

     The decline in these non-financial performance measures contributed to higher operating expenses and resulted in a higher operating ratio, which increased to 91.2% in 2003 from 86.1% in 2002. The number of injuries per 100 employees increased by 11%, while the number of FRA-reportable train accidents per million train miles showed a 31% increase from 2002 to 2003. Average train velocity, which is a measure of efficiency, decreased 6% from 22.5 miles per hour in 2002 to 21.1 miles per hour in 2003. The average system dwell time, which measures the amount of time between car arrival and departure from yards, increased 9% from 2002 to 2003. The percent of scheduled trains departing the origin station at or prior to the scheduled departure time and the percent of scheduled trains arriving at the destination station within two hours of the scheduled arrival time both showed year-over-year declines. The number of relief crews called per day on average, which is an indicator of efficiency in the use of crews, showed the largest percent decline, increasing from 26 to 50.

     CSXT management is taking steps to identify the source of operating inefficiencies and reduce operating expenses. Management also is evaluating ways to restore the network operating efficiency, while maintaining volume. This includes reducing both gross ton-miles and the number of times a railcar is handled, or switched, en route to its final destination. Because American industry has changed significantly in recent years, management believes there are portions of CSXT’s non-core network that could be more efficiently used by third parties. The Company is currently evaluating the lease or sale of up to 3,000 miles of its non-core network. This will allow CSXT to return approximately 50 locomotives to the core network, reduce capital outlays and decrease operating expenses.

     These changes will allow for and require organizational improvements. CSXT is undertaking a major management restructuring that began in November 2003 and is expected to conclude near the end of the first quarter of 2004.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
2003 FORM 10-K, PART II, ITEM 7
MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Results of Operations

     CSXT follows a 52/53-week fiscal reporting calendar. Fiscal years 2003 and 2002 consisted of 52 weeks ending on December 26, 2003 and December 27, 2002, respectively.

2003 vs. 2002

Operating Revenue

CSXT categorizes revenues in three main areas:

1. Merchandise, which includes the following markets:

— Phosphates and fertilizer

— Metals

— Forest and Industrial

— Agricultural and Food

— Chemicals

— Emerging markets

2. Automotive

3. Coal, Coke and Iron Ore

     Overall revenues were up $179 million to $6.2 billion in 2003 from $6.0 billion in 2002.

Merchandise Revenue

     Merchandise showed strength during 2003 with revenue up 5% on 4% volume growth. All markets showed year-over-year revenue improvement, and all except phosphates and fertilizers experienced increased volumes. Emerging markets realized the most improvement, with 18% revenue growth on 12% volume growth. Aggregates and cement traffic grew faster than average industry growth rates due to new industrial development and increased conversions of truck traffic to rail traffic. Ammunition volumes increased throughout the year and strength continued in waste markets. The metals sector also showed strength in 2003. Revenue improved 8% on 9% volume growth, driven by strong global steel demand, particularly for scrap and sheet steel. Other factors contributing to improvement include strength in semi-finish metals and continued increases in modal conversions. Demand for building products, lumber and paper products resulted in an increase in forest and industrial revenue of 5% on 2% volume growth. The agricultural and food and chemical sectors also realized revenue increases, while volumes remained consistent with 2002. Phosphates and fertilizers revenues increased slightly year-over-year despite decreased volume, due to domestic phosphates and ammonia strength.

Automotive Revenue

     Volume declined largely due to a 200,000 unit year-over-year decrease in North American light vehicle production. Haul extensions and price increases drove improvements in revenue per car.

Coal, Coke and Iron Ore Revenue

     Coal, coke and iron ore volumes and revenue remained consistent with results in the prior year. Export moves were strong due to high European steam coal demand for electricity generation. Steel related traffic was weak throughout the year, but showed renewed strength during the fourth quarter due to consolidation in the steel industry and shifts in scrap metal demands that resulted in increased traffic and revenue for CSX. Utility revenue was favorable due to pricing initiatives and higher average length of haul. Improvements in these areas were offset by abnormally harsh winter weather during the first quarter which adversely affected lake loadings, as lakes were frozen.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
2003 FORM 10-K, PART II, ITEM 7
MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, Continued

     Carload and revenue data by service group and commodity is as follows:

Fiscal Years Ended December 26, 2003, December 27, 2002 and December 26, 2001

	Carloads			Revenue
	(Thousands)			(Dollars in Millions)
	2003	2002	2001	2003	2002	2001
Merchandise
Phosphates and Fertilizer	460	463	441	$329	$324	$306
Metals	348	319	320	435	401	395
Forest and Industrial	604	590	596	806	771	777
Agricultural and Food	457	452	467	660	648	661
Chemicals	544	542	540	993	964	937
Emerging Markets	476	424	435	471	398	384

Total Merchandise	2,889	2,790	2,799	3,694	3,506	3,460
Automotive	529	538	516	853	845	794
Coal, Coke & Iron Ore
Coal	1,570	1,574	1,722	1,543	1,529	1,671
Coke and Iron Ore	65	70	77	57	69	68

Total Coal, Coke & Iron Ore	1,635	1,644	1,799	1,600	1,598	1,739
Other	—	—	—	35	54	89

Total	5,053	4,972	5,114	$6,182	$6,003	$6,082

Operating Expense

     Total operating expenses increased to $5.9 billion, or 9% in 2003 as compared to 2002. The primary component of the expense increase was a charge of $229 million recorded in conjunction with the Company’s change in estimate for its casualty reserves to include an estimate of incurred but not reported claims for asbestos and other occupational injuries that may be received over the next seven years. This charge is reflected as “Provision for Casualty Claims” in the financial statements. (See Note 10, Casualty, Environmental and Other Reserves.)

     Labor and fringe expense increased slightly year-over-year. The cost of labor inflation was offset by December-over-December reductions in staff of approximately 1,000 and the favorable impact of the absence of a management bonus in 2003, as approximately $33 million of such expense was recorded in 2002.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
2003 FORM 10-K, PART II, ITEM 7
MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, Continued

     Materials, supplies and other expenses increased $89 million, or 8%, year-over-year. One of the primary drivers was approximately $80 million of increased cost for personal injury and related safety issues. An additional $20 million of the expense deterioration is due to increased cost of derailments. Additionally, due to the adoption of Statement of Financial Accounting Standard (“SFAS”) 143, “Accounting for Asset Retirement Obligations,” as discussed below, depreciation expense has been decreased and materials, supplies and other increased to account for the discontinuation of the accrual of cross-tie removal costs as a component of depreciation expense.

     Conrail rents, fees & services expense increased $11 million in 2003, as compared to the prior year, as a result of increased usage of Shared Asset Areas, a contractual increase in the rental fee for Shared Area facilities, and a favorable tax adjustment in the prior year.

     Related party service fees decreased slightly year-over-year as a result of paying its management service fee at a lower rate. The percentage of revenue on which the fee is charged was lowered in mid-2002, resulting in only a portion of 2002 benefiting from the lower rate, while the lower rate was in effect for the entire year of 2003.

     Building and equipment rent decreased $2 million in 2003 compared to the prior year principally as a result of reduced car rentals from other railroads.

     Depreciation remained consistent year-over-year. The Company had capital additions of $940 million, but the additional depreciation was offset by the reduction in depreciation associated with the adoption of SFAS 143, “Accounting for Asset Retirement Obligations.” In conjunction with the group-life method of accounting for asset costs, the Company historically accrued crosstie removal costs as a component of depreciation, which is not permitted under SFAS 143. The effect is to decrease depreciation expense and increase material, supplies and other expense.

     Fuel expense increased $117 million in 2003, as compared to the prior year. The expense increase is primarily due to $102 million in fuel price increases, while increased volumes were also a factor. The average price per gallon of fuel was 96 cents per gallon for 2003 compared to 78 cents per gallon for 2002. In order to minimize future exposure to fuel price fluctuation risk, during 2003 the Company entered into a series of swaps in order to fix the price of a portion of its estimated future fuel purchases. As of December 26, 2003, 18% and 21% of 2004 and 2005, respectively, estimated fuel purchases were hedged. Fuel swaps did not have an effect on fuel expense for the year ended December 26, 2003.

     The net $13 million restructuring charge in 2003 represents the cost of CSXT’s reorganization charges offset by reductions in 1991/1992 separation reserves. (See Note 3, Restructuring.)

Operating Income

     Operating income decreased $288 million to $289 million in 2003, compared to $577 million in 2002 primarily due to the $229 million provision for casualty claims, the $13 million net restructuring charge and other expense increases as previously discussed.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
2003 FORM 10-K, PART II, ITEM 7
MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, Continued

Other Income

     Other income increased $13 million in 2003 as compared to 2002, due mainly to a decrease in discounts on sales of accounts receivable due to the discontinuance of the sale of accounts receivable program mid year.

Interest Expense

     Interest expense was reduced by $11 million in 2003 as compared to 2002, due to lower interest rates on floating rate debt.

Net Earnings

     The Company reported net earnings for 2003 of $196 million compared to $296 million in 2002. The year ended December 26, 2003 included an after-tax cumulative effect of accounting change benefit of $57 million related to the adoption of Statement of Financial Accounting Standard (“SFAS”) 143, “Accounting for Asset Retirement Obligations.” Earnings before the cumulative effect of accounting change were $139 million in 2003. The $100 million year-over-year decrease in net earnings primarily results from a $143 million after-tax charge to increase the Company’s provision for casualty reserves and a $9 million net after-tax charge to record amounts associated with the management restructuring and the change in estimate related to certain separation liabilities, offset by $57 million related to the cumulative effect of an accounting change.

     The remaining decrease results from the decline in operating income as discussed above, somewhat offset by the favorable impact of decreased interest expenses and income taxes.

Liquidity and Capital Resources

Operating Activities

     Cash provided by operations for 2003 was $258 million, compared to $932 million for 2002, and $847 million in 2001. The $674 million decrease in 2003, as compared to the prior year, reflects the $869 million termination of the accounts receivable facility. (See Note 8, Accounts Receivable). Excluding that, cash provided by operating activities was higher than 2002, at $1.2 billion.

     In 2002 cash provided from operations was $932 million, an $85 million increase over 2001. Higher operating income, lower interest expense and significant cash flow relating to real estate activities contributed to the increase, while there was a $85 million negative effect attributable to the New Orleans tank car fire settlement payment.

Investing Activities

     Property additions totaled $940 million in 2003, $981 million in 2002 and $848 million in 2001. Of the $940 million in 2003 capital expenditures, substantially all related to replacing track, locomotives and other costs necessary to maintain the Company’s rail system. Capital expenditures for 2004 are expected to be approximately $900 million.

Financing Activities

     Financing activities provided cash of $680 million during 2003 and $224 million in 2001, compared to a $195 million use of cash during 2002.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
2003 FORM 10-K, PART II, ITEM 7
MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Schedule of Contractual Obligations and Commercial Commitments

(Dollars in Millions)

The following table sets forth maturities of the Company’s contractual obligations:

Type of Obligation	2004	2005	2006	2007	2008	Thereafter	Total
Long-term Debt (see Note 11)(a)	$102	$99	$96	$93	$80	$342	$812
Operating Leases — Net (see Note 15)(b)	132	130	105	106	89	380	942
Agreements with Conrail (see Note 2)(c)	260	247	236	229	224	3,118	4,314
Commercial Commitments (see Note 15)(d)	132	138	166	171	171	1,866	2,644

Total Contractual Obligations	$626	$614	$603	$599	$564	$5,706	$8,712

(a)	Capital leases of $57 million are included in long-term debt.

(b)	CSXT has entered into various operating lease agreements primarily for rail transportation.

(c)	Agreements with Conrail represents commitments to pay Conrail per various agreements.

(d)	Other commercial commitments consists of a $2.6 billion maintenance program which expires in 2026 relating to CSX’s fleet of locomotives. This program replaced an internal maintenance program.

MARKET RISK

     CSXT addresses market risk exposure to the risk of volatility in its fuel costs through the use of derivative financial instruments. The Company does not hold or issue derivative financial instruments for trading purposes.

     The Company is subject to risk relating to changes in the price of diesel fuel. During 2003, the Company began a program to hedge its exposure to fuel price volatility through swap transactions. As of December 26, 2003, CSXT has hedged approximately 18% and 21% of expected requirements for 2004 and 2005, respectively. The Company expects that by the end of 2004 the programs will result in an increase in the amount of fuel hedged to approximately 80% of 2005 annual purchases. At December 26, 2003, a 1% change in fuel prices would result in an increase or decrease in the asset related to the swaps of approximately $1 million. At the end of 2003, the Company had not entered into any long-term commitments for forward fuel purchases. The Company’s rail unit average annual fuel consumption is approximately 570 million gallons. A one-cent change in the price per gallon of fuel would impact fuel expense by approximately $6 million.

     The Company is exposed to loss in the event of non-performance by any counter-party to the fuel hedging agreements. The Company does not anticipate non-performance by such counter-parties, and no material loss would be expected from non-performance.

     At December 26, 2003 and December 27, 2002, CSXT had approximately $66 million and $101 million, respectively, of floating rate debt outstanding. A 1% variance on interest rates would on average affect annual interest expense by approximately $1 million.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
2003 FORM 10-K, PART II, ITEM 7
MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

INTEGRATED RAIL OPERATIONS WITH CONRAIL

     See background and accounting and financial reporting effects in Note 2, Integrated Rail Operations with Conrail.

RESTRUCTURING

     In November 2003, the CSX Corporation (“CSX”), the Company’s sole shareholder, announced a management restructuring plan to streamline the structure at a number of its companies, eliminate organizational layers and realign certain functions. The initiative will reduce the non-union workforce by 600 to 750 positions over the last quarter of 2003 and the first half of 2004. As of December 26, 2003, 16 employees have been terminated under this program. The Company recorded an initial charge related to this reduction of $25 million in 2003, to record the lowest amount of expense to be incurred under this program. The total estimated cost of the program is expected to be in the range of $45 million to $60 million. The majority of separation benefits will be paid from CSX Corporation’s qualified pension plans, with the remainder being paid from general corporate funds.

     Also in 2003, CSX recorded a $10 million restructuring charge related to other workforce reduction programs. Substantially all of this amount had been paid out at December 27, 2003.

     In 2003, CSX recorded a $22 million pretax credit related to a favorable change in estimate related to the 1991 and 1992 separation plans. These plans provided for workforce reductions, improvements in productivity and other cost reductions. The reduction in estimate for these plans results from lower railroad retirement taxes and other benefits than had been included in the initial $1.3 billion charge.

     A net $13 million restructuring charge was recorded representing the cost of the restructuring initiatives offset by reductions in 1991/1992 separation reserves. The associated expense is included in operating expense on the Income Statement as “Restructuring Charge — Net.”

CRITICAL ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of certain revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates using management judgment are made for the following areas:

     1. Casualty, legal and environmental reserves

     2. Pension and postretirement medical plan accounting

     3. Depreciation polices for its assets under the group-life method

CSX TRANSPORTATION INC. AND SUBSIDIARIES
2003 FORM 10-K, PART II, ITEM 7
MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES, Continued

1. Casualty, Legal and Environmental Reserves

Casualty Reserve Management

     Casualty reserves represent accruals for the uninsured portion of occupational injury and personal injury claims. These reserves are recorded upon the first reporting of a claim, and estimates are updated as information develops. The amount of liability accrued is based on the type and severity of the claim, and an estimate of future claims development based on current trends and historical data. The Company believes it has recorded liabilities in sufficient amounts to cover all identified claims and estimates of incurred but not reported personal injury claims. During 2003, the Company retained third party professionals to work with it to project the number of asbestos and other occupational injury claims to be received over the next seven years and the related costs. Based on this analysis the Company established reserves for the probable and reasonably estimable asbestos and other occupational injury liabilities. Other occupational claims include allegations of exposure to certain materials in the work place, such as solvents and diesel fuel, or alleged physical injuries, such as carpal tunnel syndrome or hearing loss. In conjunction with the change in estimate, in 2003 the Company recorded a charge of $203 million to increase its provision for these claims. Approximately $138 million of this amount relates to asbestos claims. Additionally, the provision for personal injury claims was increased by $26 million as a result of a change in estimate.

     Estimates for all of these claims are subject to significant uncertainty relating to the outcomes of negotiated settlements and other developments. As facts and circumstances change, the Company may have to change its estimates, and changes could have a material impact on the Company’s financial results. Such events as adverse verdicts, catastrophic accidents and legal settlements will cause the Company to revise its estimated liabilities, which the Company reviews and appropriately adjusts quarterly. Personal and occupational injury liabilities amount to $645 million and $395 million at December 26, 2003 and December 27, 2002, respectively. See additional information in Note 10, Casualty, Environmental and Other Reserves.

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

     In 2001 Duke Energy Corporation (“Duke”) filed a complaint before the U.S. Surface Transportation Board alleging that certain CSXT common carrier coal rates are unreasonably high. In February 2004, the STB issued a decision finding that the CSXT common carrier rates were reasonable. While approving the rate levels, the STB also invited Duke to request a phase-in of rate increases over some time period. The nature and amount of any such phase-in is uncertain, and would only apply to billings subsequent to December 2001. CSXT will continue to consider and pursue all available legal defenses in this matter. Administrative and legal appeals are possible, and could take several years to resolve. An unfavorable outcome to this complaint would not have a material effect on the Company.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
2003 FORM 10-K, PART II, ITEM 7
MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES, Continued

Environmental Management

     CSXT is a party to various proceedings, including administrative and judicial proceedings, involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (“PRP”) at approximately 260 environmentally impaired sites, many of which are, or may be, subject to remedial action under the Federal Superfund statute (“Superfund”) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Some of the proceedings involve property formerly or currently owned by CSXT or its railroad predecessors. Proceedings arising under Superfund or similar state statutes can involve numerous other companies who generated the waste or owned or operated the property and involve the allocation of liability for costs associated with site investigation and cleanup, which could be substantial.

     At least once each quarter, CSXT reviews its role with respect to each such location, giving consideration to a number of factors, including:

     • the type of cleanup required,

     • the nature of CSXT’s alleged connection to the location (e.g., generator of waste sent to the site, or owner or operator of the site),

     • the extent of CSXT’s alleged connection (e.g., volume of waste sent to the location and other relevant factors),

     • the accuracy and strength of evidence connecting CSXT to the location,

     • and the number, connection, and financial viability of other named and unnamed PRP’s at the location.

     Based on the review process, CSXT has recorded reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at December 26, 2003, and December 27, 2002 were $45 million and $35 million, respectively. These liabilities, which are undiscounted, include amounts representing CSXT’s estimate of unasserted claims, which CSXT believes to be immaterial. The liability includes future costs for all sites where the Company’s obligation is (1) deemed probable and (2) the amount can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. During 2003, the Company increased its estimate for environmental liabilities by a net $10 million due to continuing evaluation of the adequacy of the reserve. The majority of the December 26, 2003 environmental liability is expected to be paid out over the next seven years.

     The Company does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. Also, changes in federal and state laws and regulations may impact, favorably or unfavorably, the effort required to remediate sites. In addition, latent conditions at any given location could result in exposure, the amount and materiality of which cannot presently be reliably estimated. Based upon information currently available, however, the Company believes its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not materially affect its overall results of operations and financial condition.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
2003 FORM 10-K, PART II, ITEM 7
MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES, Continued

2. Pension and Postretirement Medical Plan Accounting

     CSXT is allocated expense relating to pension and postretirement medical plans sponsored by its parent, CSX Corporation. The accounting for these plans at the CSX Corporation level is subject to the guidance provided in SFAS No. 87, “Employers Accounting for Pensions,” and SFAS No. 106, “Employers Accounting for Postretirement Benefits Other than Pensions.” Both of these statements require CSX to make certain assumptions relating to the following:

     • Long-term rate of return of plan assets

     • Discount rates used to measure future obligations and interest expense

     • Salary scale inflation

     • Health care cost trend rates and other assumptions

     All of these assumptions and estimates can have a significant impact on CSX’s accounting for these plans and the amount of expense recorded in a reporting period.

	Pension Benefits		Postretirement Benefits
(Dollars in Millions)	2003	2002	2003	2002
Expected Long-term Return on Plan Assets:
Benefit Cost for Plan Year	8.90%	9.50%	n/a	n/a
Benefit Obligation at End of Plan Year	8.90%	8.90%	n/a	n/a
Discount Rates:
Benefit Cost for Plan Year	6.50%	7.25%	5.50%	7.25%
Benefit Obligation at End of Plan Year	6.00%	6.50%	5.00%	5.50%
Salary Scale Inflation	3.30%	3.30%	3.30%	3.30%

     In December 2003, the President of the United States signed into law the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“the Act”), which introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is actuarially equivalent to Medicare Part D. SFAS 106 requires that changes in the law that take effect in the future and affect future benefit coverage shall be considered in current-period benefit measurements. However, as significant uncertainties exist for how to account for the subsidy a plan sponsor may not have sufficient information available to measure effects of the Act, prepare related actuarial valuations, and ensure proper accounting. Therefore, FASB has issued staff position No. FAS 106-1 which allows a plan sponsor to elect to defer recognizing the effects of the Act until authoritative guidance on the accounting for the federal subsidy is issued, or until certain other events occur. When guidance is issued, it may cause CSX to revise previously reported information. CSX is currently evaluating how the legislation may impact its postretirement benefit plans. (See Note 14, “Employee Benefit Plans.”)

     For further discussion of CSX’s pension and postretirement assumptions, see CSX Corporation’s Form 10-K for the year ended December 26, 2003.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
2003 FORM 10-K, PART II, ITEM 7
MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES, Continued

3. Depreciation Policies Under the Group-Life Method

     The Company accounts for its rail assets, including main-line track, locomotives and freight cars, using the group-life method. This method pools similar assets by road and equipment type and then depreciates each group as a whole. These assets represent 94% of the Company’s total fixed assets and amounted to $12.9 billion on a net basis at December 26, 2003. Under the group-life method, the useful lives of rail assets are determined by the performance of a life-study, which includes:

•	statistical analysis of historical retirements for each group of property

•	evaluation of the current operations

•	previous assessment of the condition of the assets and outlook for their continued use

•	comparison of assets to the same asset groups with other companies.

     The results of the life study process determine the service lives for each asset group. These studies are conducted by a third party expert and analyzed by the Company’s management. Changes in asset lives due to the results of the life studies could significantly impact future periods depreciation expense and thus the Company’s results of operations. Events that could cause the Company to change its estimates relating to the lives of its asset groups could be changes in historical results, technological improvements and changes in specific assets. In 2003, the Company completed life studies for all of its rail assets. The effect of theses studies was to increase the average useful lives on its equipment and track assets, while decreasing the average useful lives on many of the roadway assets. These changes in average useful lives of the assets will have minimal net reduction on depreciation expense in the future. As a result, the net increase in depreciation expense was $1 million in 2003, while the impact will be a decrease of approximately $13 million in 2004 and thereafter.

     Additionally, with the adoption of Statement of Financial Accounting Standard (“SFAS”) 143, “Accounting for Asset Retirement Obligations” in 2003, CSX recorded pretax income of $93 million, $57 million after tax as a cumulative effect of an accounting change, representing the reversal of the accrued liability for crosstie removal costs. On an ongoing basis, depreciation expense will be reduced, while labor and fringe and materials, supplies and other expense will be increased by approximately $12 million annually.

     In 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants voted to approve the Statement of Position (SOP) Accounting for Certain Costs and Activities related to Property, Plant and Equipment and presented it to the Financial Accounting Standards Board (FASB) for approval. If the FASB causes the SOP to be applicable, certain costs and activities that are currently capitalized may require immediate recognition and alternatively, some costs and activities that are currently expensed may require capitalization. In addition, the SOP will require additional refinement in asset componentization. potentially altering the amount of depreciation expense recognized. While the Company is evaluating the proposal, it has not yet determined what effect it may have if passed by the FASB. However, the effect could be material.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
2003 FORM 10-K, PART II, ITEM 7
MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

New Accounting Pronouncements and Change In Accounting Policy

     SFAS 143, “Accounting for Asset Retirement Obligations” was issued in 2001. This statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. In conjunction with the group-life method of accounting for asset costs, the Company historically accrued crosstie removal costs as a component of depreciation, which is not permitted under SFAS 143. As noted above, with the adoption of SFAS 143 in fiscal year 2003, CSX recorded pretax income of $93 million, $57 million after tax as a cumulative effect of an accounting change, representing the reversal of the accrued liability for crosstie removal costs. The adoption of SFAS 143 did not have a material effect on prior reporting periods, and the Company does not believe it will have a material effect on future earnings. On an ongoing basis, depreciation expense will be reduced, while labor and fringe and materials, supplies and other expense will be increased by approximately $12 million annually.

     SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation and require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. Effective beginning with fiscal year 2003, CSXT has voluntarily adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and adopted the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123.” In accordance with the prospective method of adoption permitted under SFAS 148, stock-based awards issued subsequent to fiscal year 2002 are accounted for under the fair value recognition provisions of SFAS 123 utilizing the Black-Scholes valuation method and, accordingly, are expensed.

     In 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which requires a variable interest entity (“VIE”) to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. Interpretation No. 46 also requires disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest. Also in 2003, Interpretation 46 (“46R”), a revision to FASB Interpretation No. 46 was issued, to clarify some of the provisions of, and to exempt certain entities from Interpretation 46 requirements. Under the new guidance, CSX will consolidate Four Rivers Transportation, Inc. (“FRT”), a short line railroad, into its financial statements beginning December 27, 2003. Presently, FRT is accounted for under the equity method of accounting. The adoption of Interpretation No. 46 will not have a material impact on results of operations in future reporting periods.

     In 2002, the FASB issued Financial Accounting Standard Interpretation (“FASI”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This statement requires that certain guarantees be recorded at fair value on the statement of financial position and additional disclosures be made about guarantees. CSX did not realize a financial statement impact with the adoption of the accounting provisions of this statement in fiscal year 2003 and does not anticipate a future impact. (See Note 15, Commitments and Contingencies.)

CSX TRANSPORTATION INC. AND SUBSIDIARIES
2003 FORM 10-K, PART II, ITEM 7
MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Regulation and Legislation

     Rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board (“STB”) of the United States Department of Transportation (“DOT”), the Federal Railroad Administration of DOT and other state and regulatory agencies. The regulation and legislation passed by these organizations can significantly affect the costs and profitability of the Company’s business.

     In response to the heightened threat of terrorism in the wake of the September 2001 attacks on the World Trade Center, Pentagon and airline infrastructure, federal, state and local regulatory agencies are evaluating various proposals with respect to the transportation industry. Some of these proposals relate to the transport of hazardous material. Certain metropolitan areas considered at high risk for a terrorist attack may be the subjects of future regulation. The ultimate legislation passed by federal, state and local regulators related to issues of security has the potential to severely affect CSX’s operations and costs.

Factors Expected to Influence 2004

     During the upcoming year, there are several key areas which continue to affect the operations and profitability of CSXT. The Company must remain focused on improving its cost structure and restoring higher service levels. General economic factors, including the cost of fuel, may also influence 2004 operating results.

     Improving operating efficiency while maintaining volume is critical to success in lowering the operating ratio, and in turn improving financial performance. To do so, management believes that CSXT must optimize its network routing including a reduction in both gross ton miles and the number of times a car is handled or switched en route to the final destination.

     Fuel represents a significant expense of CSXT operations and was a key factor in 2003 expense increases. Fuel prices can vary significantly from period to period and significantly impact future results. Although the Company has implemented a fuel price hedging program, it will remain subject to fuel price fluctuations for the majority of 2004 fuel purchases. Approximately 18% of 2004 fuel purchases are currently hedged at an average cost of 70 cents per gallon, exclusive of taxes and transportation costs. Each month, the Company is systematically increasing its hedged amount so that in July of 2005, 80% of the estimated fuel purchases should be hedged for a 24 month period.

     The Company faces inherent business risk of exposure to property damage and personal injury claims in the event of train accidents, including derailments. The Company is also subject to exposure to occupational injury claims. While CSX is working diligently to enhance its safety programs and to continue to raise the awareness levels of our employees concerning safety, we cannot ensure that we will not experience any material property damage, personal or occupational claims in the future or that we will not incur significant costs to defend such claims. Additionally, the Company cannot ensure that existing claims will not suffer adverse development not currently reflected in reserve estimates, as the ultimate outcome of existing claims is subject to numerous factors which are outside of our control. The Company does engage outside parties to assist with the evaluation of certain of the occupational and personal injury claims, and believes that it is adequately reserved to cover all potential claims. However, final amounts determined to be due to any outstanding matters may differ materially from the recorded reserves.

     The ability of the Company to effectively implement the management restructuring will be an important factor in future success. Once complete, the organization of the Company should be conducive to enhanced accountability, faster, more reliable communication, better decision making and a more competitive cost structure. Executing the restructuring while minimizing the impact of the possible disruption associated with the elimination of a significant portion of the Company’s existing management will be critical to the Company’s short-term success.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
2003 FORM 10-K, PART II, ITEM 7
MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Forward-Looking Statements

     This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to, among other items:

•	projections and estimates of earnings, revenues, cost-savings, expenses, or other financial items;

•	statements of management’s plans, strategies and objectives for future operations, and management’s expectations as to future performance and operations and the time by which objectives will be achieved;

•	statements concerning proposed new products and services; and

•	statements regarding future economic, industry or market conditions or performance.

     Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “project”, and similar expressions. The Company cautions against placing undue reliance on forward-looking statements, which reflect its current beliefs and are based on information currently available to it as of the date the forward-looking statement is made. The Company undertakes no obligation to update or revise any forward-looking statement. If the Company does update any forward-looking statement, no inference should be drawn that the Company will make additional updates with respect to that statement or any other forward-looking statements.

     Forward-looking statements are subject to a number of risks and uncertainties, and actual performance or results could differ materially from that anticipated by these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others:

•	Operating factors — the Company’s success in implementing its financial and operational initiatives, the extent to which the Company is successful in gaining long-term relationships with new customers or retaining existing relationships with current customers, changes in operating conditions and costs, competition, commodity concentrations, computer viruses, changes in labor costs and labor difficulties including stoppages affecting either the Company’s operations or our customers’ ability to deliver goods to the Company for shipment, loss of essential services such as electricity, and natural occurrences such as extreme weather conditions, floods and earthquakes or other disruptions of the Company’s operations, systems, property or equipment;

•	General economic and industry factors — material changes in domestic or international economic or business conditions, including those affecting the rail industry such as customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that consume and produce freight, competition from other modes of freight transportation such as trucking, competition and consolidation within the transportation industry generally, changes in fuel prices and changes in securities and capital markets;

•	Legal and regulatory factors — developments and changes in laws and regulations, the ultimate outcome of shipper and rate claims subject to adjudication, environmental investigations or proceedings and the outcome of other types of claims and litigation involving or affecting the Company.

     Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this Annual Report and in the Company’s other SEC reports, accessible on the SEC’s website at www.sec.gov and the Company’s website at www.csx.com.

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is included in Part II, Item 7, “Management’s Narrative Analysis of the Results of Operations” under the heading “Market Risk.”

CSX TRANSPORTATION INC. AND SUBSIDIARIES
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Consolidated Financial Statements

Page
Report of Independent Certified Public Accountants	22
CSX Transportation Inc. and Subsidiaries
Consolidated Financial Statements and Notes to Consolidated Financial Statements Submitted Herewith:
Consolidated Income Statement - Fiscal Years Ended December 26, 2003, December 27, 2002 and December 28, 2001	23
Consolidated Balance Sheet - December 26, 2003 and December 27, 2002	24
Consolidated Cash Flow Statement - Fiscal Years Ended December 26, 2003, December 27, 2002 and December 28, 2001	25
Consolidated Statement of Shareholder’s Equity Fiscal Years Ended December 26, 2003, December 27, 2002 and December 28, 2001	26
Notes to Consolidated Financial Statements	28

CSX TRANSPORTATION INC. AND SUBSIDIARIES
REPORT OF ERNST & YOUNG LLP, INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholder and Board of Directors
of CSX Transportation Inc.

We have audited the accompanying consolidated balance sheet of CSX Transportation, Inc. and subsidiaries as of December 26, 2003 and December 27, 2002, and the related consolidated statements of income, cash flows, and changes in shareholder’s equity for each of the three fiscal years in the period ended December 26, 2003. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CSX Transportation and subsidiaries at December 26, 2003 and December 27, 2002, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the Consolidated Financial Statements, in 2003 the Company changed its method of accounting for railroad tie removal costs and stock-based compensation.

Jacksonville, Florida
February 10, 2004

CSX TRANSPORTATION INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
(Dollars in Millions)

	Fiscal Years Ended
	December 26,	December 27,	December 28,
	2003	2002	2001
Operating Revenue
Merchandise	$3,694	$3,507	$3,460
Automotive	853	845	794
Coal, Coke and Iron Ore	1,600	1,597	1,739
Other	35	54	89

Total	6,182	6,003	6,082

Operating Expense
Labor and Fringe	2,458	2,443	2,464
Materials, Supplies and Other	1,141	1,052	1,100
Conrail Operating Fees, Rents and Services	357	346	353
Related Party Service Fees	177	187	186
Building & Equipment Rent	404	406	413
Depreciation	548	543	522
Fuel	566	449	525
Provision for Casualty Claims	229	—	—
Restructuring Charge — Net	13	—	—
New Orleans Litigation Provision	—	—	60

Total	5,893	5,426	5,623

Operating Income	289	577	459
Other Income and Expense
Other Income (Expense)	28	15	(5)
Interest Expense	101	113	130

Earnings
Earnings From Continuing Operations Before Income Taxes	216	479	324
Income Tax Expense	77	183	121

Earnings before Cumulative Effect of Accounting Change	139	296	203
Cumulative Effect of Accounting Change	57	—	—

Net Earnings	$196	$296	$203

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in Millions)

	December 26,	December 27,
	2003	2002
ASSETS
Current Assets
Cash, Cash Equivalents and Short-term Investments	$14	$—
Accounts Receivable — Net	1,004	235
Materials and Supplies	160	171
Income Taxes Receivable	31	—
Deferred Income Taxes	115	110
Other Current Assets	23	18

Total Current Assets	1,347	534
Properties	17,967	17,354
Accumulated Depreciation	(4,916)	(4,730)

Properties — Net	13,051	12,624
Affiliates and Other Companies	248	217
Other Long-term Assets	628	627

Total Assets	$15,274	$14,002

LIABILITIES
Current Liabilities
Accounts Payable	$609	$618
Labor and Fringe Benefits Payable	321	319
Casualty, Environmental and Other Reserves	211	173
Current Maturities of Long-term Debt	102	213
Income and Other Taxes Payable	68	98
Due to Parent Company	2,479	1,297
Due to Affiliate	251	200
Other Current Liabilities	97	132

Total Current Liabilities	4,138	3,050
Casualty, Environmental and Other Reserves	674	467
Long-term Debt	710	873
Deferred Income Taxes	3,596	3,424
Other Long-term Liabilities	575	579

Total Liabilities	9,693	8,393

SHAREHOLDER’S EQUITY
Common Stock, $20 Par Value:
Authorized 10,000,000 Shares; Issued and Outstanding 9,061,038 Shares	181	181
Other Capital	1,380	1,380
Accumulated Other Comprehensive Earnings	6	—
Retained Earnings	4,014	4,048

Total Shareholder’s Equity	5,581	5,609

Total Liabilities and Shareholder’s Equity	$15,274	$14,002

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
CONSOLIDATED CASH FLOW STATEMENT
(Dollars in Millions)

	Fiscal Years Ended
	December 27,	December 27,	December 28,
	2003	2002	2001
OPERATING ACTIVITIES
Net Earnings	$196	$296	$203
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Depreciation	548	543	522
Deferred Income Taxes	126	205	131
Provision for Casualty Claims	229	—	—
Restructuring, net	13	—	—
Cumulative Effect of Accounting Change	(57)	—	—
Other Operating Activities	35	(67)	6
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	52	123	2
Termination of Sale of Receivables	(869)	(52)	(28)
Other Current Assets	10	7	(20)
Accounts Payable	39	(84)	20
Other Current Liabilities	(64)	(39)	11

Net Cash Provided by Operating Activities	258	932	847

INVESTING ACTIVITIES
Property Additions	(940)	(981)	(848)
Short-term Investments	—	220	(220)
Other Investing Activities	16	(3)	(4)

Net Cash Used by Investing Activities	(924)	(764)	(1,072)

FINANCING ACTIVITIES
Long-term Debt Issued	—	—	—
Long-term Debt Repaid	(274)	(196)	(185)
Advances from CSX	1,185	199	619
Dividends Paid	(230)	(200)	(212)
Other Financing Activities	(1)	2	2

Net Cash (Used) Provided by Financing Activities	680	(195)	224

Net Decrease in Cash and Cash Equivalents	14	(27)	(1)
CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash and Cash Equivalents at Beginning of Year	—	27	28

Cash and Cash Equivalents at End of Year	14	—	27
Short-term Investments at End of Year	—	—	220
Cash, Cash Equivalents and Short-term Investments
at End of Year	$14	$—	$247

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid — Net of Amounts Capitalized	$63	$78	$98
Income Taxes Paid	$1	$3	$59

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
(Dollars in Millions)

				Accumulated
				Other
	Common	Other	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total

Balance Dec. 29, 2000	$181	$1,380	$3,961	$—	$5,522

Comprehensive Earnings:
Net Earnings	—	—	203	—	203

Comprehensive Earnings				—	203

Dividends	—	—	(212)	—	(212)

Balance Dec. 28, 2001	$181	$1,380	$3,952	$—	$5,513

Comprehensive Earnings:
Net earnings	—	—	296	—	296

Comprehensive Earnings					296

Dividends	—	—	(200)	—	(200)

Balance Dec. 27, 2002	$181	$1,380	$4,048	$—	$5,609

Comprehensive Earnings:
Net Earnings			196		196

Fuel Hedge Adjustment (Net of $3 taxes)				6	6

Comprehensive Earnings					202

Dividends	—	—	(230)	—	(230)

Balance Dec. 26, 2003	$181	$1,380	$4,014	$6	$5,581

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

     Rail shipments include merchandise, automotive products, and coal, coke and iron ore. Services as a percent of rail revenue are as follows:

	Fiscal Years Ended
	2003	2002
Merchandise	60%	58%
Automotive	14%	14%
Coal, Coke and Iron Ore	26%	27%
Other	—	1%

Total	100%	100%

     Merchandise traffic includes the following markets:

– Phosphates and Fertilizer	– Agricultural and Food

– Metals	– Chemicals

– Forest and Industrial	– Emerging Markets

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

Fiscal Year

     CSXT follows a 52/53 week fiscal reporting calendar. Fiscal years 2003, 2002 and 2001 consisted of 52 weeks. A 52-week fiscal year has four 13-week quarters. A 53-week year occurs periodically, with the next one occurring in 2004. Fiscal years 2003, 2002 and 2001 ended on:

•	December 26, 2003

•	December 27, 2002

•	December 28, 2001

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

Properties

     All properties are stated at cost, less an allowance for accumulated depreciation. Rail assets, including main-line track, locomotives and freight cars are depreciated using the group-life method. This method pools similar assets by road and equipment type and then depreciates each group as a whole. These assets represent approximately 98% of the Company’s total fixed assets and amounted to $12.9 billion on a net basis at December 26, 2003. The majority of other property is depreciated using the straight-line method on a per asset basis.

     Regulations enforced by the Surface Transportation Board (“STB”) of the U.S. Department of Transportation require periodic formal studies of ultimate service lives for all railroad assets, which include:

–	statistical analysis of historical retirements for each group of property

–	evaluation of the current operations

–	previous assessment of the condition of the assets and outlook for their continued use

–	comparison of assets to the same asset groups with other companies.

     The results of the life study process determine the service lives for each asset group under the group-life method. These studies are conducted by a third party expert and analyzed by the Company’s management. Resulting service life estimates are subject to review and approval by the STB. Road assets, including main-line track, have estimated service lives ranging from 5 (system roadway machinery) to 80 (grading) years. Equipment assets, including locomotives and freight cars, have estimated service lives ranging from 6 (vehicles) to 29 (work equipment) years.

     Changes in asset lives due to the results of the life studies could significantly impact future periods depreciation expense and thus the Company’s results of operations. Events that could cause the Company to change its estimates relating to the lives of its asset groups could be changes in historical results, technological improvements and changes in specific assets. The Company completed life studies on road, track and equipment in 2003 and has partially reflected the results in its 2003 financial statements. As a result, the net increase in depreciation expense was $1 million in 2003, while the impact will be a decrease of approximately $13 million in 2004 and thereafter.

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

     Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets in accordance with SFAS No. 144. Where impairment is indicated, the assets are evaluated, and their carrying amount is reduced to fair value based on undiscounted net cash flows or other estimates of fair value.

Revenue & Expense Recognition

     Transportation revenue and expense is recognized proportionately as freight moves from origin to destination. Other revenue, which includes switching, demurrage and incidental service charges, as well as interline switching settlements, is recognized when the service is performed.

Casualty Reserves

     Casualty reserves represent accruals for the uninsured portion of occupational injury and personal injury claims. These reserves are recorded upon the first reporting of a claim, and estimates are updated as information develops. The amount of liability accrued is based on the type and severity of the claim and an estimate of future claims development based on current trends and historical data. The Company believes it has recorded liabilities in sufficient amounts to cover all identified claims and estimates of incurred but not reported personal injury and accident claims. In 2003, the Company changed its estimate of casualty reserves to also include an estimate of incurred but not reported claims for asbestos and other occupational injuries to be received over the next seven years. Other occupational claims include allegations of exposure to certain materials in the work place, such as solvents and diesel fuel, or alleged physical injuries, such as carpal tunnel syndrome or hearing loss. In conjunction with the change in estimate, in 2003 the Company recorded a pretax charge of $203 million to increase its provision for these claims (approximately $138 million of this amount relates to asbestos claims). Additionally, the provision for personal injury claims was increased by $26 million pretax as a result of a change in estimate.

     Personal and occupational injury liabilities amount to $645 million and $395 million at December 26, 2003 and December 27, 2002, respectively.

Environmental Costs

     The Company incurs costs for environmental corrective efforts, such as the study and clean-up of environmental contamination. Environmental costs are charged to expense when they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities for environmental corrective efforts are recorded when CSX’s responsibility is (1) deemed probable and (2) the amount can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. Environmental reserves at December 26, 2003 and December 27, 2002 were $45 million and $35 million, respectively.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SIGNIFICANT ACCOUNTING POLICIES, Continued

Common Stock and Other Capital

     There have been no changes in common stock during the last three years.

Derivative Financial Instruments

     The Company recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value.

Fuel Hedging

     In 2003, CSXT began a program to hedge a portion of its 2004 and 2005 locomotive fuel purchases. In order to minimize exposure to fuel price fluctuation risk, the Company has entered into a series of swaps in order to fix the price of a portion of its estimated future fuel purchases.

     The program limits fuel hedges to a 24-month duration and a maximum of 80% of CSXT’s average monthly fuel purchased for any month within the 24-month period, and places the hedges among selected counterparties. Fuel hedging activity did not have an effect on fuel expense for the year ended December 26, 2003. Ineffectiveness, or the extent to which changes in the fair values of the fuel swaps did not offset changes in the fair values of the expected fuel purchases, was immaterial.

     These instruments qualify, and are designated by management, as cash-flow hedges of variability in expected future cash flows attributable to fluctuations in fuel prices. The fair values of fuel derivative instruments are determined based upon quoted market prices and are recorded on the balance sheet with offsetting adjustments to Accumulated Other Comprehensive Income, a component of Shareholders’ Equity. As of December 26, 2003, this component was $6 million after tax. The amounts recorded in Accumulated Other Comprehensive Income will be recorded in earnings in the period in which the hedged fuel is consumed. Fair value adjustments are noncash transactions, and accordingly, are excluded from the Cash Flow Statement.

     The Company is exposed to credit loss in the event of nonperformance by other parties to fuel swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

New Accounting Pronouncements

     Statement of Financial Accounting Standard (“SFAS”) 143, “Accounting for Asset Retirement Obligations” was issued in 2001. This statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. In conjunction with the group-life method of accounting for asset costs, the Company historically accrued crosstie removal costs as a component of depreciation, which is not permitted under SFAS 143. With the adoption of SFAS 143 in fiscal year 2003, CSX recorded pretax income of $93 million, $57 million after tax as a cumulative effect of an accounting change, representing the reversal of the accrued liability for crosstie removal costs. The adoption of SFAS 143 did not have a material effect on prior reporting periods, and the Company does not believe it will have a material effect on future earnings. On an ongoing basis, depreciation expense will be reduced, while labor and fringe and materials, supplies and other expense will be increased.

     SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation and require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. Effective beginning with fiscal year 2003, CSXT has voluntarily adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and adopted the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.” In accordance with the prospective method of adoption permitted under SFAS 148, stock-based awards issued subsequent to fiscal year 2002 are accounted for under the fair value recognition provisions of SFAS 123 utilizing the Black-Scholes valuation method and, accordingly, are expensed.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SIGNIFICANT ACCOUNTING POLICIES, Continued

     In 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” requires a variable interest entity (“VIE”) to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. Interpretation No. 46 also requires disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest. Also in 2003, Interpretation 46 (“46R”), a revision to FASB Interpretation No. 46, to clarify some of the provisions of, and to exempt certain entities from Interpretation 46 requirements. Under the new guidance, CSX will consolidate Four Rivers Transportation, Inc. (“FRT”), a short line railroad, into its financial statements beginning December 27, 2003. Presently, FRT is accounted for under the equity method of accounting. The adoption of Interpretation No. 46 will not have a material impact on future reporting periods.

     In 2002, the FASB issued Financial Accounting Standard Interpretation (“FASI”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This statement requires that certain guarantees be recorded at fair value on the statement of financial position and additional disclosures be made about guarantees. CSX did not realize a financial statement impact with the adoption of the accounting provisions of this statement in fiscal year 2003 and does not anticipate a future impact. (See Note 15, Commitments and Contingencies.)

Prior-Year Data

     Certain prior-year data has been reclassified to conform to the 2003 presentation.

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

CSX TRANSPORTATION INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

     In June 2003, CSX, Norfolk Southern Corporation (“NS”) and Conrail jointly filed a petition with the Surface Transportation Board (“STB”) to establish direct ownership and control by CSX’s and NS’ respective subsidiaries, CSXT and Norfolk Southern Railway (“NSR”), of CSX’s and NS’ of their portions of the Conrail system already operated by them separately and independently under various agreements. These portions of the Conrail system are currently owned by Conrail’s subsidiaries, New York Central Lines, LLC (“NYC”) and Pennsylvania Lines, LLC (“PRR”). The ownership of NYC and PRR would be transferred (“spun off”) to CSXT and NSR, respectively. Conrail would continue to own, manage and operate the Shared Asset Areas as previously approved by the STB. STB approval to proceed with the spin-off transaction and a favorable ruling from the IRS qualifying the transaction as a non-taxable disposition were received in November 2003. The transaction remains subject to a number of other conditions.

     If all necessary conditions are satisfied, unsecured debt securities of newly formed subsidiaries of CSXT and NSR would be offered in a 42%/58% ratio in exchange for Conrail’s unsecured debentures. The debt securities issued by its respective subsidiary would be fully and unconditionally guaranteed by CSXT or NSR. Upon completion of the proposed transaction, the subsidiaries would be merged into CSXT and NSR, respectively, and the new debt securities thus would become direct unsecured obligations of CSXT or NSR. Conrail’s secured debt and lease obligations will remain obligations of Conrail and are expected to be supported by new leases and subleases which, upon completion of the proposed transaction, would be the direct lease and sublease obligations, also on a 42%/58% ratio, of CSXT and NSR. CSXT will record this transaction at fair value based on the results of an independent valuation.

     CSX, NSR and Conrail are working to complete all necessary steps to consummate the spin-off transaction in 2004. Upon consummation of the proposed transaction, CSX’s investment in Conrail will no longer include the amounts related to NYC and PRR. Instead the assets and liabilities or NYC will be reflected in their respective line items in CSX’s consolidated balance sheet. Conrail will continue to own, manage and operate the Shared Asset Areas.

Accounting and Financial Reporting Effects

     CSXT’s operating revenue includes revenue from traffic moving on Conrail property. Operating expenses include costs incurred to handle such traffic and operate the Conrail lines. Operating expense includes an expense category, “Conrail Rents, Fees and Services,” which reflects:

1.	Right of way usage fees and equipment rental payments to Conrail

2.	Transportation, switching, and terminal service charges provided by Conrail in the Shared Asset Areas that Conrail operates for the joint benefit of CSX and Norfolk Southern

     As a result of the integration, a number of employees’ positions at Conrail were eliminated and certain duplicate facilities were closed. Under the agreements among the parties, CSXT and Norfolk Southern Railway assumed various obligations related to these actions. During 2003, 2002, and 2001, CSXT incurred approximately $18, $30, and $35 million, respectively, of costs related to lease payments on certain Conrail facilities no longer being used after the integration, and separation and relocation costs of Conrail employees. These costs are reflected in “Materials, Supplies and Other” expense in the consolidated statement of earnings.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

Transactions With Conrail

     As listed below, CSXT has amounts payable to Conrail, representing expenses incurred under the operating, equipment and shared area agreements.

	December 26,	December 27,
(Dollars in Millions)	2003	2002
Payable to Conrail	$71	$69

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

     On December 26, 2003, future minimum payments to Conrail under the operating, equipment and shared area agreements were as follows:

Future Minimum
(Dollars in Millions)	Payments
2004	$260
2005	247
2006	236
2007	229
2008	224
Thereafter	3,118

Total	$4,314

     In the event of the consummation of the spin-off, the future minimum payments will be reduced.

NOTE 3.       RESTRUCTURING

     In November 2003, the CSX Corporation (“CSX”), the Company’s sole shareholder, announced a management restructuring plan to streamline the structure at a number of its companies, eliminate organizational layers and realign certain functions. The initiative will reduce the non-union workforce by 600 to 750 positions over the last quarter of 2003 and the first half of 2004. As of December 26, 2003, 16 employees have been terminated under this program. The Company recorded an initial charge related to this reduction of $25 million in 2003, to record the lowest amount of expense to be incurred under this program. The total estimated cost of the program is expected to be in the range of $45 million to $60 million. The majority of separation benefits will be paid from CSX’s qualified pension plans, with the remainder being paid from general corporate funds.

     Also in 2003, CSX recorded a charge of $10 million restructuring charge related to another workforce reduction program. Substantially all of this amount had been paid out at December 27, 2003.

     In 2003, CSX recorded a $22 million pretax credit related to a favorable change in estimate related to the 1991 and 1992 separation plans. These plans provided for workforce reductions, improvements in productivity and other cost reductions. The reduction in estimate for these plans results from lower railroad retirement taxes and other benefits than had been included in the initial $1.3 billion charge.

     A net $13 million restructuring charge was recorded representing the cost of the restructuring initiatives offset by reductions in 1991/1992 separation reserves. The associated expense is included in operating expense on the Income Statement as “Restructuring Charge – Net.”

CSX TRANSPORTATION INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	SUPPLEMENTAL CONSOLIDATED INCOME STATEMENT FINANCIAL DATA

     Operating expense includes the following:

	Fiscal Years Ended
(Dollars in Millions)	2003	2002	2001
Selling, General and Administrative Expense	$828	$854	$911

NOTE 5.	OTHER INCOME (EXPENSE)

     Other income (expense) consists of the following:

	Fiscal Years Ended
(Dollars in Millions)	2003	2002	2001
Income from Real Estate Operations	$64	$90	$83
Discount on Sales of Accounts Receivable	(36)	(75)	(78)
Miscellaneous	—	—	(10)

Total	$28	$15	$(5)

Gross Revenue from Real Estate Operations	$105	$119	$114

NOTE 6.	INCOME TAXES

     The breakdown of income tax expense (benefit) between current and deferred is as follows:

	Fiscal Years Ended
(Dollars in Millions)	2003	2002	2001
Current:
Federal	$(52)	$(22)	$(11)
State and Foreign	3	—	1

Total Current	$(49)	$(22)	$(10)

Deferred:
Federal	$123	$180	$117
State and Foreign	3	25	14

Total Deferred	$126	$205	$131

Total Expense	$77	$183	$121

CSX TRANSPORTATION INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	INCOME TAXES, Continued

     Income tax expense reconciled to the tax computed at statutory rates is as follows:

	Fiscal Years Ended
(Dollars in Millions)	2003		2002		2001
Tax at Statutory Rates	$76	35%	$168	35%	$113	35%
State Income Taxes	4	2%	16	3%	10	3%
Other	(3)	(1)%	(1)	—%	(2)	(1)%

Total Expense	$77	36%	$183	38%	$121	37%

     The significant components of deferred tax assets and liabilities include amounts associated with:

	December 26, 2003		December 27, 2002
(Dollars in Millions)	Assets	Liabilities	Assets	Liabilities
Productivity/Restructuring Charges	$81	$—	$90	$—
Employee Benefit Plans	109	—	105	—
Accelerated Depreciation	—	3,880	—	3,656
Other	542	333	384	237

Total	$732	$4,213	$579	$3,893

Net Deferred Tax Liabilities		$3,481		$3,314

     The primary factors in the change in year-end net deferred income tax liability balances are the annual provision for deferred income tax expense and cumulative effects of accounting changes.

     CSXT and its subsidiaries are included in the consolidated federal income tax return filed by CSX. The consolidated current federal income tax expense or benefit is allocated to CSXT and its subsidiaries as though CSXT had filed a separate consolidated federal return.

     Examinations of the federal income tax returns of CSX have been completed through 1993. Tax returns for 1994 through 2002 are currently under examination. Management believes adequate provision has been made for any adjustments that might be assessed.

NOTE 7.	RELATED PARTIES

     At December 26, 2003 and December 27, 2002, CSXT had $2.5 billion and $1.3 billion deficit balances, respectively relating to CSXT’s participation in the CSX cash management plan. The amount is included in Due to Parent Company in the statement of financial position. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSXT and CSX are committed to repay all amounts due each other on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio, which was 1.21% and 1.46% at December 26, 2003 and December 27, 2002, respectively. Interest expense related to this plan was $42 million, $33 million and $30 million in 2002, 2002 and 2001, respectively.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.	RELATED PARTIES, Continued

Detail of Related Party Service Fees (as included in the Consolidated Income Statement)

	Fiscal Years Ended
(Dollars in Millions)	2003	2002	2001
CSXI	$(399)	$(365)	$(371)
CSX Management Service Fee	241	275	237
CSX Technology	199	208	218
TDSI	53	43	51
TRANSFLO	83	79	51
CTRC	—	(53)	—

Total Related Party Service Fees	$177	$187	$186

     Related Party Service Fees consists of amounts related to:

•	CSX Intermodal Inc. (“CSXI”) Reimbursements – Reimbursement from CSXI under an operating agreement for costs incurred by the Company related to intermodal operations. This reimbursement is based on an amount which approximates actual costs. The Company also collects certain revenue on behalf of CSXI under the operating agreement.

•	CSX Management Service Fee – A management service fee charged by CSX as compensation for certain corporate services provided to the Company. These services include, but are not limited to, the areas of human resources, finance, administration, benefits, legal, tax, internal audit, corporate communications, risk management and strategic management services. The fee is calculated as a percentage of CSXT’s revenue.

•	CSX Technology Inc. (“CSX Technology”) Charges – Data processing charges from CSX Technology for the development, implementation and maintenance of computer systems, software and associated documentation for the day-to-day operations of the Company. These charges are based on a mark-up of direct costs.

•	Total Distribution Services Inc. (“TDSI”) Charges – Charges from TDSI for services provided to CSXT at automobile ramps. These charges are calculated based on direct costs.

•	TRANSFLO Terminal Services Inc. (“TRANSFLO”) Charges – Charges from TRANSFLO for services provided to CSXT at bulk commodity facilities. These charges are calculated based on direct costs.

•	CSX Trade Receivables Corporation (“CTRC”) Reimbursement – The Company charged CTRC for accounts receivable reserves recorded by the Company related to receivables sold to CTRC.

     CSX Technology, CSXI, TDSI, and TRANSFLO are wholly-owned subsidiaries of CSX.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.	RELATED PARTIES, Continued

Detail of Due to Affiliate (as included in Consolidated Balance Sheet)

	December 26,	December 27,
(Dollars in Millions)	2003	2002
CSXI	$49	$25
CSX Technology	55	41
TDSI	12	5
TRANSFLO	15	8
CTRC	1	5
CSX Insurance	115	115
Other	4	1

Total Due to Affiliate	$251	$200

     CSXT and CSX Insurance Company (“CSX Insurance”), a wholly-owned subsidiary of CSX, have entered into a loan agreement whereby CSXT may borrow up to $125 million from CSX Insurance. The loan is payable in full on demand. At December 26, 2003, and December 27, 2002, $115 million was outstanding under the agreement. Interest on the loan is payable monthly at 0.45% over the LIBOR rate, and was 1.21% at December 26, 2003 and 1.46% at December 27, 2002. Interest expense related to the loan was $2 million, $3 million and $6 million for the fiscal years ended December 26, 2003, December 27, 2002, and December 28, 2001, respectively.

     CSXT participates with CSX Container Leasing, LLC “CCL”, a wholly-owned subsidiary of CSX, in sale-leaseback arrangements. Under these arrangements, CCL sold equipment to a third party and CSXT leased the equipment and assigned the lease to CCL. CCL is obligated for all lease payments and other associated equipment expenses. If CCL defaults on its obligations under the arrangements, CSXT would assume the asset lease rights and obligations of approximately $23 million at December 26, 2003. These leases were either assumed by Maersk as part of its purchase of the CSX international liner business or were assumed by Horizon Lines LLC (formerly CSX Lines) as part of its ongoing domestic shipping business. CSXT believes that Maersk and Horizon Lines will fulfill their contractual commitments with respect to such leases and that CSXT will have no further liability for those obligations.

NOTE 8.	ACCOUNTS RECEIVABLE

Sale of Accounts Receivable

     During 2003, CSXT discontinued the sale of accounts receivable, which resulted in an $869 million increase in accounts receivable and increased borrowings from CSX. Prior to 2003, CSXT sold, without recourse, a revolving pool of accounts receivable to CSX Trade Receivables Corporation (“CTRC”), a bankruptcy-remote entity wholly-owned by CSX Corporation. CTRC transferred the accounts receivable to a master trust and caused the trust to issue two series of certificates representing undivided interests in the receivables. The certificates issued by the master trust were sold to investors, and the proceeds from those sales were paid to CSXT.

     There were no accounts receivable sold outstanding under this agreement at December 26, 2003, and $914 million outstanding at December 27, 2002.

     Net losses associated with the sales of receivables are as follows:

	Fiscal Year Ended
(Dollars in Millions)	2003	2002	2001
Discounts on Accounts Receivable Sold	$36	$75	$78

CSX TRANSPORTATION INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	ACCOUNTS RECEIVABLE, Continued

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

     The Company maintains an allowance for doubtful accounts based on the expected collectibility of all accounts receivable. The allowance for doubtful accounts is included in the balance sheet as follows:

(Dollars in Millions)
	December 26,	December 27,
	2003	2002
Allowance for Doubtful Accounts	$27	$36

NOTE 9.	PROPERTIES

     Properties consist of the following:

	December 26, 2003			December 27, 2002
		Accumulated			Accumulated
(Dollars in Millions)	Cost	Depreciation	Net	Cost	Depreciation	Net
Road	$12,147	$2,683	$9,464	$11,541	$2,498	$9,043
Equipment	5,686	2,225	3,461	5,671	2,225	3,446
Other	134	8	126	142	7	135

Total	$17,967	$4,916	$13,051	$17,354	$4,730	$12,624

NOTE 10.	CASUALTY, ENVIRONMENTAL AND OTHER RESERVES

     Activity relating to casualty, environmental and other reserves is as follows:

	Casualty	Separation	Environmental
(Dollars in Millions)	Reserves	Liabilities	Reserves	Total
Balance December 29, 2000	$457	$257	$41	$755
Charged to Expense	155	—	1	156
Payments	(177)	(14)	(10)	(201)

Balance December 28, 2001	$435	$243	$32	$710

Charged to Expense	166	—	18	184
Payments	(206)	(33)	(15)	(254)

Balance December 27, 2002	$395	$210	$35	$640

Charged to Expense	228	35	23	286
Change in Estimate	229	(22)	—	207
Payments	(207)	(28)	(13)	(248)

Balance December 26, 2003	$645	$195	$45	$885

CSX TRANSPORTATION INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued

Reserve balances are as follows:

	December 26,	December 27,
(Dollars in Millions)	2003	2002
Current Reserves:
Casualty	$142	$143
Separation	39	15
Environmental	30	15

Total Current Reserves	$211	$173
Long-term Casualty, Environmental and Other Reserves	674	467

Total Casualty, Environmental and Other Reserves	$885	$640

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

     In conjunction with the 2003 change in estimate, the Company recorded a charge of $229 million, $143 million after tax to increase its provision for these claims. Approximately $138 million relates to asbestos claims.

     Asbestos and Other Occupational Injuries

     During 2003, the Company retained third party professionals to work with it to project the number of asbestos and other occupational injury claims to be received over the next seven years and the related costs. Based on this analysis the Company established reserves for the probable and reasonably estimable asbestos and other occupational injury liabilities.

     The methodology used by the third party to project future occupational injury claims was based largely on CSX’s recent experience, including claim-filing and settlement rates, injury and disease mix, open claims and claim settlement costs. However, projecting future occupational injury claims and settlements costs is subject to numerous variables that are difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables, including the type and severity of the injury or disease alleged by each claimant, the long latency period associated with exposure, dismissal rates, costs of medical treatment, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case and the impact of changes in legislative or judicial standards, may cause actual results to differ significantly from estimates. Furthermore, predictions with respect to these variables are subject to greater uncertainty as the projection period lengthens. In light of these uncertainties, CSX believes that seven years is the most reasonable period for estimating future claims, and that claims received after that period are not reasonably estimable.

     CSX increased its reserve for asbestos and other occupational claims by a net $203 million to cover the estimate of incurred but not reported claims to be filed during the next seven years. Reflecting the additional provisions, CSX’s reserve for asbestos and other occupational claims on an undiscounted basis amounted to $331 million at December 26, 2003, compared to $161 million at December 27, 2002.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued

     A summary of existing claims activity is as follows:

	Fiscal Year Ended
	Dec. 26, 2003	Dec. 27, 2002
Asserted Claims:
Open Claims - Beginning of Period	8,788	9,893
New Claims Filed	2,305	2,075
Claims Settled	(3,338)	(2,875)
Claims Dismissed	(360)	(305)

Open Claims - End of Period	7,395	8,788

     Estimates for these claims are subject to significant uncertainty relating to the outcomes of negotiated settlements and other developments. As facts and circumstances change, the Company may have to change its estimates, and changes could have a material impact on the Company’s financial results. Such events as adverse verdicts, catastrophic accidents and legal settlements will cause the Company to revise its estimated liabilities, which the Company reviews and appropriately adjusts quarterly.

     Personal Injury

     During 2003, CSX retained an independent actuarial firm to assess the value of CSX’s personal injury portfolio. This firm’s methods and procedures yielded a slightly higher valuation for personal injury claims than previously recognized by CSX due to a higher estimated cost for adverse development. Utilizing the analysis provided, CSX increased its reserves for alleged personal injury claims by $26 million.

Separation Liability

     Separation liabilities at December 26, 2003 relate to productivity charges recorded in 1991 and 1992 to provide for the estimated costs of implementing workforce reductions, improvements in productivity and other cost reductions. The remaining liabilities are expected to be paid out over the next 15 to 20 years.

     In 2003, the Company recorded a $22 million pretax credit related to revised estimates for railroad retirement taxes and the amount of benefits that will be paid to individuals under the $1.3 billion charges initially recorded in 1991 and 1992. This amount is netted with separation expenses related to the 2003 management restructuring, as discussed in Note 3.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued

Environmental

     CSXT is a party to various proceedings, including administrative and judicial proceedings, involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (“PRP”) at approximately 260 environmentally impaired sites, many of which are, or may be, subject to remedial action under the Federal Superfund statute (“Superfund”) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Some of the proceedings involve property formerly or currently owned by CSXT or its railroad predecessors. Proceedings arising under Superfund or similar state statutes can involve numerous other companies who generated the waste or owned or operated the property and involve the allocation of liability for costs associated with site investigation and cleanup, which could be substantial.

     At least once each quarter, CSXT reviews its role with respect to each such location, giving consideration to a number of factors, including the type of cleanup required, the nature of CSXT’s alleged connection to the location (e.g., generator of waste sent to the site, or owner or operator of the site), the extent of CSXT’s alleged connection (e.g., volume of waste sent to the location and other relevant factors), the accuracy and strength of evidence connecting CSXT to the location, and the number, connection, and financial viability of other named and unnamed PRP’s at the location.

     Based on the review process, CSXT has recorded reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at December 26, 2003, and December 27, 2002 were $45 million and $35 million, respectively. These liabilities, which are undiscounted, include amounts representing CSXT’s estimate of unasserted claims, which CSXT believes to be immaterial. The liability includes future costs for all sites where the Company’s obligation is (1) deemed probable and (2) where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the December 26, 2003 environmental liability is expected to be paid out over the next seven years.

     The Company does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, latent conditions at any given location could result in exposure, the amount and materiality of which cannot presently be reliably estimated. Based upon information currently available, however, the Company believes its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not materially affect its overall results of operations and financial condition

NOTE 11.	LONG-TERM DEBT

     Debt is as follows:

		Average Interest
		Rates at	December 26,	December 27,
(Dollars in Millions)	Maturity	December 26, 2003	2003	2002
Equipment Obligations	2004 - 2015	7.0%	$704	$855
Capital Leases	2004 - 2009	8.0%	58	125
Mortgage Bonds	N/A	N/A	—	55
Other Obligations	2007 - 2021	6.4%	50	51

Total			812	1,086
Less Debt Due Within One Year			102	213

Total Long-Term Debt			$710	$873

CSX TRANSPORTATION INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.	LONG-TERM DEBT, Continued

Long-term debt maturities are as follows:

(Dollars in Millions)
2004	$102
2005	99
2006	96
2007	93
2008	80
Thereafter	342

Total	$812

     Certain of CSXT’s properties are pledged as security for various long-term debt issues.

NOTE 12.	DERIVATIVE FINANCIAL INSTRUMENTS

Fuel Hedging

     In 2003, CSX began a program to hedge a portion of its 2004 and 2005 locomotive fuel purchases. This program was established to manage exposure to fuel price fluctuations. In order to minimize this risk, CSX has entered into a series of swaps in order to fix the price of a portion of its estimated future fuel purchases.

     Following is a summary of fuel swaps executed during the year:

Dec. 26,
2003
Approximate Gallons Hedged (Millions)	236
Average Price Per Gallon	$0.70
Swap Maturities	Feb. 2004 - Sept. 2005

	2004	2005
Estimated % of Future Fuel Consumption Hedged at December 26, 2003	18%	21%

     The program limits fuel hedges to a 24-month duration and a maximum of 80% of CSX’s average monthly fuel purchased for any month within the 24-month period, and places the hedges among selected counterparties. Fuel hedging activity did not have an effect on fuel expense for the year ended December 26, 2003. Ineffectiveness, or the extent to which changes in the fair values of the fuel swaps did not offset changes in the fair values of the expected fuel purchases, was immaterial.

     These instruments qualify, and are designated by management, as cash-flow hedges of variability in expected future cash flows attributable to fluctuations in fuel prices. The fair values of fuel derivative instruments are determined based upon current fair market values as quoted by third party dealers and are recorded on the balance sheet with offsetting adjustments to Accumulated Other Comprehensive Income, a component of Shareholders’ Equity. As of December 26, 2003 this component was $6 million. Fair value adjustments are noncash transactions, and accordingly, are excluded from the Cash Flow Statement.

     The Company is exposed to credit loss in the event of nonperformance by other parties to fuel swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair values of the Company’s financial instruments are estimated by reference to quoted prices from market sources and financial institutions, as well as other valuation techniques. Long-term debt is the only financial instrument of the Company with a fair value significantly different from its carrying amount. At December 26, 2003, the fair value of long-term debt, including current maturities, was $904 million, compared with a carrying amount of $812 million. At December 27, 2002, the fair value of long-term debt, including current maturities, was $1.2 billion, compared with a carrying amount of $1.1 billion. The fair value of long-term debt has been estimated using discounted cash flow analyses based upon the Company’s current incremental borrowing rates for similar types of financing arrangements. The Company’s fuel hedging agreements at December 26, 2003 had a positive value of $9 million. CSXT had no fuel hedge agreements at December 27, 2002.

NOTE 14.	EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans

     CSXT, in conjunction with CSX and its subsidiaries, sponsors defined benefit pension plans principally for salaried employees. The plans provide eligible employees with retirement benefits based principally on years of service and compensation rates near retirement. CSX allocates to CSXT a portion of the pension expense or benefit for the CSX pension plans based on CSXT’s relative level of participation. The allocated expense from the various CSX pension plans amounted to expense of $1 million in 2003, and credits of $4 million and $3 million in 2002 and 2001, respectively.

     In addition to the defined benefit pension plans, CSXT participates with CSX and other affiliates in two plans that provide medical and life insurance benefits to most full-time salaried employees upon their retirement. The postretirement medical plan is contributory (partially funded by retiree), with retiree contributions adjusted annually. The life insurance plan is non-contributory. CSX allocates to CSXT a portion of the expense for these plans based on CSXT’s relative level of participation. The allocated expense amounted to $36 million in 2003, $41 million in 2002, and $31 million in 2001.

     In December 2003, the President of the United States signed into law the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“the Act”), which introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is actuarially equivalent to Medicare Part D. SFAS 106 requires that changes in the law that take effect in the future and affect future benefit coverage shall be considered in current-period benefit measurements. However, as significant uncertainties exist for how to account for the subsidy a plan sponsor may not have sufficient information available to measure effects of the Act, prepare related actuarial valuations, and ensure proper accounting. Therefore, FASB has issued staff position No. FAS 106-1 which allows a plan sponsor to elect to defer recognizing the effects of the Act until authoritative guidance on the accounting for the federal subsidy is issued, or until certain other events occur. When the guidance is issued, it may cause CSX to revise previously reported information. CSX is currently evaluating how this legislation may impact its postretirement benefit plans.

Other Plans

     CSXT maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements of CSXT and subsidiary companies. Expense associated with these plans was $13 million in 2003, $12 million for 2002, and $13 million for 2001.

     Under collective bargaining agreements, the Company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on number of employees covered, hours worked, tonnage moved or a combination thereof. Total contributions of $360 million, $312 million, and $285 million, respectively, were made to these plans in 2003, 2002 and 2001.

     Certain officers and key employees of CSXT participate in stock purchase, performance and award plans of CSX. CSXT is allocated its share of any cost to participate in these plans.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

     The Company has various equipment leases with other parties under agreements with terms of up to 42 years. Non-cancelable, long-term leases generally include provisions for maintenance, options to purchase and options to extend the terms. At December 26, 2003, minimum equipment rentals under these operating leases are as follows:

	Operating	Sublease	Net Lease
(Dollars in Millions)	Leases	Income	Commitments
2004	$150	$18	$132
2005	147	17	130
2006	122	17	105
2007	122	16	106
2008	103	14	89
Thereafter	388	8	380

Total	$1,032	$90	$942

     Rent expense for operating leases totaled $404 million in 2003, $406 million in 2002, and $413 million in 2001. These amounts include net daily rental charges on railroad operating equipment of $296 million, $294 million and $289 million in 2003, 2002, and 2001, respectively, which are not long-term commitments. In addition to these commitments, the Company also has agreements covering routes and equipment leased from Conrail. See Note 2, Integrated Operations with Conrail, for a description of these commitments.

Purchase Commitments

     The Company has a commitment under a long-term maintenance program for approximately 40% of its fleet of locomotives. The agreement expires in 2026 and approximates $2.6 billion. Minimum payments under this agreement are as follows:

Minimum
(Dollars in Millions)	Payments
2004	$132
2005	138
2006	166
2007	171
2008	171
Thereafter	1,866

Total	$2,644

     The long-term maintenance program assures CSXT access to efficient, high-quality locomotive maintenance services at settled price levels through the term of the program. Under the program, CSXT paid $130 million, $124 million and $126 million in fiscal years 2003, 2002 and 2001, respectively.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.	COMMITMENTS AND CONTINGENCIES, Continued

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

STB Proceeding

     In 2001 Duke Energy Corporation (“Duke”) filed a complaint before the U.S. Surface Transportation Board (“STB”) alleging that certain CSXT common carrier coal rates are unreasonably high. In February 2004, the STB issued a decision finding that the CSXT common carrier rates were reasonable. While approving the rate levels, the STB also invited Duke to request a phase-in of rate increases over some time period. The nature and amount of any such phase-in is uncertain, and would only apply to billings subsequent to December 2001. CSXT will continue to consider and pursue all available legal defenses in this matter. Administrative and legal appeals are possible, and could take several years to resolve. An unfavorable outcome to this complaint would not have a material effect on the Company.

Contract Settlement

     In July 2002, the Company received $44 million as the first of two payments to settle a contract dispute. During 2002, the Company recognized approximately $7 million of the first payment in other income as this amount related to prior periods. The remaining $37 million will be recognized over the contract period, which ends in 2020. The second payment of $23 million was received in 2003 and will be recognized over the contract period which ends in 2020. The results of this settlement will provide approximately $3 million in annual pretax earnings through 2020.

Other Legal Proceedings

     CSXT is involved in routine litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including those related to environmental matters, Federal Employers’ Liability Act claims by employees, other personal injury claims, and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for punitive as well as compensatory damages, and others purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of CSXT management that none of these items will have a material adverse effect on the results of operations, financial position or liquidity of CSXT. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year. The Company is also a party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarter received.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.      QUARTERLY DATA (Unaudited)(a)

	Quarter(a)
(Dollars in Millions)	1st	2nd	3rd	4th
2003
Operating Revenue	$1,531	$1,573	$1,510	$1,568
Operating Income (Loss)(b)	$77	$173	$(111)	$150
Net Earnings (Loss)(b)	$73	$93	$(68)	$98
2002
Operating Revenue	$1,486	$1,538	$1,473	$1,506
Operating Income	$89	$148	$167	$173
Net Earnings	$47	$64	$97	$88

(a)	Periods presented are 13-week quarters

(b)	During the 3rd quarter of 2003, CSX recorded a $229 million pretax, $143 million after-tax charge in conjunction with the charge in estimate of casualty reserves to include an estimate of incurred but not reported claims for asbestos and other

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 26, 2003, under the supervision and with the participation of the Company’s Principal Executive Officer and the Principal Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 26, 2003. There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2003 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

Information omitted in accordance with General Instruction I(2)(c).

ITEM 11.	EXECUTIVE COMPENSATION

Information omitted in accordance with General Instruction I(2)(c).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information omitted in accordance with General Instruction I(2)(c).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information omitted in accordance with General Instruction I(2)(c).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information omitted in accordance with General Instruction I(2)(c).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements See Index to Consolidated Financial Statements on page 21.

2. Financial Statement Schedules

The information required by Schedule II is included in Note 9,
“Casualty, Environmental and Other Reserves,” to the consolidated financial statements. All other financial statement schedules are not applicable.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, Continued

     3. Exhibits

(3.1)	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Form 10-K dated March 8, 1996)

(3.2)*	By-laws of the Registrant, as amended

(4.1)	Articles of Incorporation, as amended (See Exhibit 3.1)

(4.2)*	By-laws of the Registrant, as amended (See Exhibit 3.2)

Pursuant to Regulation S-K, Item 601 (b)(4)(iii), instruments that define the rights of holders of the Registrant’s long-term debt securities, where the long-term debt securities authorized under each instrument do not exceed 10% of the Registrants’ total assets, have been omitted and will be furnished to the Commission upon request.

(10.1)	Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC, with certain schedules thereto (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 11, 1999)

(10.2)	Amendment No. 1, dated as of August 22, 1998, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC (incorporated by reference to Exhibit 10.2 to Form 8-K dated June 11, 1999)

(10.3)	Amendment No. 2, dated as of June 1, 1999, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings, LLC (incorporated by reference to Exhibit 10.3 to Form 8-K dated June 11, 1999)

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, Continued

(10.4)	Amendment No. 3, dated as of August 1, 2000, to the Transaction Agreement by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC.

(10.5)	Operating Agreement, dated as of June 1, 1999, by and between New York Central Lines LLC and CSX Transportation, Inc. (incorporated by reference to Exhibit 10.4 to Form 8-K dated June 11, 1999)

(10.6)	Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibit thereto (incorporated by reference to Exhibit 10.5 to Form 8-K dated June 11, 1999)

(10.7)	Shared Assets Area Operating Agreement for Southern Jersey/Philadelphia, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibit thereto (incorporated by reference to Exhibit 10.6 to Form 8-K dated June 11, 1999)

(10.8)	Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Corporation, with exhibit thereto (incorporated by reference to Exhibit 10.7 to Form 8-K dated June 11, 1999)

(10.9)	Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC, and New York Central Lines LLC, with exhibit thereto (incorporated by reference to Exhibit 10.8 to Form 8-K dated June 11, 1999)

(21)	Omitted in accordance with General Instruction I(2)(c)

(31.1)*	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)*	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

*	Filed Herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 2004.

CSX TRANSPORTATION, INC.
/s/ CAROLYN T. SIZEMORE

Carolyn T. Sizemore (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title
/s/ Michael J. Ward Michael J. Ward	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Oscar Munoz Oscar Munoz	Executive Vice-President and Chief Financial Officer (Principal Finance Officer)

/s/ Clarence W. Gooden Clarence W. Gooden	Director