Form 10-Q
period 2004-03-26
CSX TRANSPORTATION INC
filed 2004-05-04
CIK 88128

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 26, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number 1-3359

CSX TRANSPORTATION, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-6000720 (I.R.S. Employer Identification No.)

500 Water Street, Jacksonville, Florida (Address of principal executive offices)	32202 (Zip Code)

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
Yes (   ) No (X)

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

CSX TRANSPORTATION INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2004
INDEX

		Page Number
PART I:	FINANCIAL INFORMATION
Item 1:	Financial Statements
	Consolidated Income Statements (Unaudited) - Quarters Ended March 26, 2004 and March 28, 2003	3
	Consolidated Balance Sheets (Unaudited) - At March 26, 2004 and December 26, 2003	4
	Consolidated Cash Flow Statements (Unaudited) - Quarters Ended March 26, 2004 and March 28, 2003	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2:	Management’s Narrative Analysis of the Results of Operations	18
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4:	Disclosure Controls and Procedures	24
PART II:	OTHER INFORMATION
Item 6:	Exhibits and Reports on Form 8-K	25
Signature		25
Retirement and Separation Agreement
Sec. 302 Certification/Principal Executive Officer
Sec. 302 Certification/Principal Financial Officer
Sec. 906 Certification/Principal Executive Officer
Sec. 906 Certification/Principal Financial Officer

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Consolidated Income Statements (Unaudited)

	Quarters Ended
	March 26,	March 28,
(Dollars in Millions)	2004	2003
OPERATING REVENUE
Merchandise	$958	$922
Automotive	202	208
Coal, Coke & Iron Ore	422	383
Other	23	18

Total	1,605	1,531
OPERATING EXPENSE
Labor and Fringe	640	624
Materials, Supplies and Other	312	297
Conrail Rents, Fees and Services	92	87
Related Party Service Fees	46	46
Equipment Rent	99	104
Depreciation	142	138
Fuel	154	158
Restructuring Charge	35	—

Total	1,520	1,454
Operating Income	85	77
Other Income (Expense)	4	(10)
Interest Expense	26	26

Earnings Before Income Taxes and Cumulative Effect of Accounting Change	63	41
Income Tax Expense	25	25

Earnings Before Cumulative Effect of Accounting Change	38	16
Cumulative Effect of Accounting Change - Net of Tax	—	57

Net Earnings	$38	$73

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	March 26,	December 26,
(Dollars in Millions)	2004	2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$16	$14
Accounts Receivable – Net	1,036	1,004
Materials and Supplies	167	160
Income Taxes Receivable	31	31
Deferred Income Taxes	116	115
Other Current Assets	70	23

Total Current Assets	1,436	1,347
Properties	18,232	17,967
Accumulated Depreciation	(5,052)	(4,916)

Properties – Net	13,180	13,051
Affiliates and Other Companies	211	248
Other Long-term Assets	704	628

Total Assets	$15,531	$15,274

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$630	$609
Labor and Fringe Benefits Payable	300	321
Casualty, Environmental and Other Reserves	243	211
Current Maturities of Long-term Debt	103	102
Income and Other Taxes Payable	62	68
Due to Parent Company	2,619	2,479
Due to Affiliate	294	251
Other Current Liabilities	55	97

Total Current Liabilities	4,306	4,138
Deferred Income Taxes	3,652	3,596
Long-term Debt	717	710
Casualty, Environmental and Other Reserves	653	674
Other Long-term Liabilities	618	575

Total Liabilities	9,946	9,693

Shareholder’s Equity:
Common Stock, $20 Par Value:
Authorized 10,000,000 Shares;
Issued and Outstanding 9,061,038 Shares	181	181
Other Capital	1,380	1,380
Retained Earnings	4,005	4,014
Accumulated Other Comprehensive Earnings	19	6

Total Shareholder’s Equity	5,585	5,581

Total Liabilities and Shareholder’s Equity	$15,531	$15,274

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS

Consolidated Cash Flow Statements (Unaudited)

	Quarters Ended
	March 26,	March 28,
(Dollars in Millions)	2004	2003
OPERATING ACTIVITIES
Net Earnings	$38	$73
Adjustments to Reconcile Net Earnings to Net Cash Used In or Provided By:
Depreciation	142	138
Deferred Income Taxes	22	24
Restructuring Charge	35	—
Cumulative Effect of Accounting Change – Net of Tax	—	(57)
Other Operating Activities	(8)	8
Changes in Operating Assets and Liabilities:
Accounts Receivable	(23)	(26)
Termination of Sale of Receivables	—	(58)
Other Current Assets	(52)	(27)
Accounts Payable	62	22
Other Current Liabilities	(32)	(116)

Net Cash Used In or Provided By Operating Activities	184	(19)

INVESTING ACTIVITIES
Property Additions	(250)	(124)
Proceeds from Property Dispositions	4	—
Other Investing Activities	—	(1)

Net Cash Used In Investing Activities	(246)	(125)

FINANCING ACTIVITIES
Advances from CSX	141	296
Long-term Debt Issued	—	1
Long-term Debt Repaid	(30)	(67)
Dividends Paid	(47)	(57)

Net Cash Provided by Financing Activities	64	173

Net Increase in Cash and Cash Equivalents	2	29
CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash and Cash Equivalents at Beginning of Period	14	—

Cash and Cash Equivalents at End of Period	$16	$29

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to fairly present the financial position of CSX Transportation Inc. and subsidiaries (“CSXT” or the “Company”) at March 26, 2004 and December 26, 2003, and the results of its operations and cash flows for the quarters ended March 26, 2004 and March 28, 2003, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 2004 presentation. CSXT is a wholly owned subsidiary of CSX Corporation (“CSX”).

     The Company suggests that these financial statements be read in conjunction with the financial statements and the notes included in CSXT’s most recent Form 10-K.

     CSXT follows a 52/53 week fiscal reporting calendar. Fiscal year 2004 consists of a 53-week year ending on December 31, 2004. Fiscal year 2003 consisted of 52 weeks ended on December 26, 2003. The financial statements presented are for the 13-week quarters ended March 26, 2004 and March 28, 2003, and as of December 26, 2003. In 2004, the fourth quarter ending December 31, 2004, will consist of 14 weeks.

     Other comprehensive income for the first quarter of 2004 was $13 million after tax resulting from the increase in fair value of fuel derivative instruments. (See Note 7, Derivative Financial Instruments) Comprehensive income approximated net earnings for the first quarter of 2003.

NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES

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

     In 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which requires a variable interest entity (“VIE”) to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. Under the new guidance, CSXT consolidated Four Rivers Transportation, Inc. (“FRT”), a shortline railroad, into its financial statements at the beginning of fiscal 2004. Previously, FRT was accounted for under the equity method of accounting. The first quarter of 2004 includes revenues, operating expenses, and after-tax income of approximately $14 million, $10 million, and $1 million for FRT, respectively. The quarter ended March 28, 2003, includes net equity earnings of FRT of approximately $1 million (included in other income). Total consolidated assets as of March 26, 2004 include $24 million and $145 million of current and long-term assets, respectively, for FRT. Total consolidated liabilities as of March 26, 2004 include $27 million and $60 million of current and long-term liabilities, respectively, for FRT.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3. INTEGRATED RAIL OPERATIONS WITH CONRAIL

Background

     CSX and Norfolk Southern Corporation (“NS”) acquired Conrail Inc. (“Conrail”) in May 1997. Conrail owns a principal freight railroad system serving the Northeastern United States, and its rail network extends throughout several midwestern states and into Canada. CSX and NS, through CRR Holdings LLC (“CRR Holdings”), a jointly owned acquisition entity, hold economic interests in Conrail of 42% and 58%, respectively, and voting interests of 50% each. CSX and NS operate over allocated portions of the Conrail lines.

     From time to time, CSX and NS, as the indirect owners of Conrail, may have to make capital contributions, loans or advances to Conrail under the terms of the Transaction Agreement among CSX, NS and Conrail in order to satisfy the retained liabilities and other obligations as provided under such transaction agreement.

     CSXT and Norfolk Southern Railway Company (“NSR”), the rail subsidiary of NS, each operate separate portions of the Conrail system pursuant to various operating agreements. Under these agreements, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail services in certain shared geographic areas (“Shared Asset Areas”) for the joint benefit of CSXT and NSR, for which it is compensated on the basis of usage by the respective railroads.

     In June 2003, CSX, NS and Conrail jointly filed a petition with the Surface Transportation Board (“STB”) to establish direct ownership and control by CSX’s and NS’ respective subsidiaries, CSXT and NSR, of CSX’s and NS’ portions of the Conrail system already operated by them separately and independently under various agreements. These portions of the Conrail system are currently owned by Conrail’s subsidiaries, New York Central Lines, LLC (“NYC”) and Pennsylvania Lines, LLC (“PRR”). The ownership of NYC and PRR would ultimately be transferred (“spun off”) to CSXT and NSR, respectively. Conrail would continue to own, manage and operate the Shared Asset Areas as previously approved by the STB. STB approval to proceed with the spin-off transaction and a favorable ruling from the Internal Revenue Service (“IRS”) qualifying the transaction as a non-taxable distribution were received in November 2003. On April 23, 2004, CSXT and NSR each filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (“SEC”) that describes an offer to exchange new unsecured securities of subsidiaries of CSXT and NSR and cash for unsecured securities of Conrail. The filings initiate the final stage in implementing the restructuring of Conrail’s unsecured indebtedness as described in the parties’ joint petition filed June 4, 2003 with the STB. The transaction remains subject to a number of other conditions.

     If all necessary conditions are satisfied, unsecured debt securities of newly formed subsidiaries of CSXT and NSR would be offered in an approximate 42%/58% ratio along with cash payments in exchange for Conrail’s unsecured debentures. The debt securities issued by its respective subsidiary would be fully and unconditionally guaranteed by CSXT or NSR. Upon completion of the proposed transaction, the subsidiaries would be merged into CSXT and NSR, respectively, and the new debt securities thus would become direct unsecured obligations of CSXT or NSR. Conrail’s secured debt and lease obligations will remain obligations of Conrail and are expected to be supported by new leases and subleases which, upon completion of the proposed transaction, would be the direct lease and sublease obligations, also in an approximate 42%/58% ratio, of CSXT and NSR. CSXT will record this transaction at fair value based on the results of an independent valuation.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3. INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

     CSX, NS and Conrail are working to complete all necessary steps to consummate the spin-off transaction in 2004. Upon consummation of the proposed transaction, CSX’s investment in Conrail will no longer include the amounts related to NYC and PRR. Instead the assets and liabilities of NYC will be reflected in their respective line items in CSX’s consolidated balance sheet. Conrail will continue to own, manage and operate the Shared Asset Areas.

Accounting and Financial Reporting Effects

     CSX’s rail and intermodal operating revenue includes revenue from traffic moving on Conrail property. Operating expenses include costs incurred to handle such traffic and operate the Conrail lines. Rail operating expense includes an expense category, “Conrail Rents, Fees and Services,” which reflects:

1.	Right-of-way usage fees to Conrail.

2.	Equipment rental payments to Conrail.

3.	Transportation, switching and terminal service charges provided by Conrail in the Shared Asset Areas that Conrail operates for the joint benefit of CSX and NS.

     As listed below, CSXT has amounts payable to Conrail, representing expenses incurred under the operating, equipment and Shared Asset Area agreements.

	March 26,	December 26,
(Dollars in Millions)	2004	2003
Payable to Conrail	$82	$71

     The agreement under which CSXT operates its allocated portion of the Conrail route system has an initial term of 25 years and may be renewed at CSXT’s option for two five-year terms. Operating fees paid to Conrail under the agreement are subject to adjustment every six years based on the fair value of the underlying system. Lease agreements for the Conrail equipment operated by CSXT cover varying terms. CSXT is responsible for all costs of operating, maintaining, and improving the routes and equipment under these agreements. Upon consummation of the spin-off transaction, the agreement covering the NYC portion of the Conrail system will terminate, as CSX will then directly own its allocated portion of the Conrail system.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 4. ACCOUNTS RECEIVABLE

Sale of Accounts Receivable

     As of June 27, 2003, CSXT discontinued its accounts receivable securitization program, which resulted in an $869 million increase in accounts receivable and increased commercial paper borrowings included in short-term debt. Prior to June 27, 2003, CSXT sold, without recourse, a revolving pool of accounts receivable to CSX Trade Receivables Corporation (“CTRC”), a bankruptcy-remote entity wholly owned by CSX. CTRC transferred the accounts receivable to a master trust and caused the trust to issue multiple series of certificates representing undivided interests in the receivables. The certificates issued by the master trust were sold to investors, and the proceeds from those sales were paid to CSXT. There were no net losses associated with the sale of receivables for the first quarter of 2004. Net losses associated with the sale of receivables were $18 million for the quarter ended March 28, 2003.

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

Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts based on the expected collectibility of all accounts receivable. The allowance for doubtful accounts is included in the balance sheet as follows:

	March 26,	December 26,
(Dollars in Millions)	2004	2003
Allowance for Doubtful Accounts	$26	$27

NOTE 5. OTHER INCOME (EXPENSE)

     Other income (expense) consists of the following:

	Quarters Ended
	March 26,	March 28,
(Dollars in Millions)	2004	2003
Income from Real Estate Operations	$—	$9
Discounts on Sales of Accounts Receivable	—	(18)
Miscellaneous	4	(1)

Total	$4	$(10)

Gross Revenue from Real Estate Operations Included in Other Income	$9	$17

CSX TRANSPORTATION INC. AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. RELATED PARTIES

     At March 26, 2004 and December 26, 2003, CSXT had $2.6 billion and $2.5 billion deficit balances, respectively relating to CSXT’s participation in the CSX cash management plan. The amount is included in Due to Parent Company in the statement of financial position. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSXT and CSX are committed to repay all amounts due each other on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio, which was 1.09% and 1.33% at March 26, 2004 and March 28, 2003, respectively. Interest expense related to this plan was $13 million and $10 million for the three months ended March 26, 2004 and March 28, 2003, respectively.

Detail of Related Party Service Fees (as included in the Income Statement)

	Quarters Ended
	March 26,	March 28,
(Dollars in Millions)	2004	2003
CSXI	$(101)	$(99)
CSX Management Service Fee	62	60
CSX Technology	50	51
TDSI	15	14
TRANSFLO	20	20

Total Related Party Service Fees	$46	$46

     Related Party Service Fees consist of amounts related to:

•	CSX Intermodal Inc. (“CSXI”) Reimbursements – Reimbursement from CSXI under an operating agreement for costs incurred by CSXT related to intermodal operations. This reimbursement is based on an amount, which approximates actual costs. CSXT also collects certain revenue on behalf of CSXI under the operating agreement.

•	CSX Management Service Fee – A management service fee charged by CSX as compensation for certain corporate services provided to CSXT. These services include, but are not limited to, the areas of human resources, finance, administration, benefits, legal, tax, internal audit, corporate communications, risk management and strategic management services. The fee for the three months ended March 26, 2004 and March 28, 2003 is calculated as a percentage of CSXT’s revenue.

•	CSX Technology Inc. (“CSX Technology”) Charges – Data processing charges from CSX Technology for the development, implementation and maintenance of computer systems, software and associated documentation for the day-to-day operations of CSXT. These charges are based on a mark-up of direct costs.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. RELATED PARTIES, continued

•	Total Distribution Services Inc. (“TDSI”) Charges – Charges from TDSI for services provided to CSXT at automobile ramps. These charges are calculated based on direct costs.

•	TRANSFLO Terminal Services Inc. (“TRANSFLO”) Charges – Charges from TRANSFLO for services provided to CSXT at bulk commodity facilities. These charges are calculated based on direct costs.

     CSXI, CSX Technology, TDSI, and TRANSFLO are wholly owned subsidiaries of CSX.

Detail of Due to Affiliate (as included in the Balance Sheet)

	March 26,	December 26,
(Dollars in Millions)	2004	2003
CSXI	$105	$49
CSX Technology	49	55
TDSI	5	12
TRANSFLO	8	15
CSX Insurance	118	115
Other	9	5

Total Due to Affiliate	$294	$251

     Due to Affiliates consists of amounts related to:

•	CSXI, CSX Technology, TDSI, and TRANSFLO previously explained.

•	CSX Insurance – CSXT and CSX Insurance Company (“CSX Insurance”), a wholly owned subsidiary of CSX, have entered into a loan agreement whereby CSXT may borrow up to $125 million from CSX Insurance. The loan is payable in full on demand. At both March 26, 2004 and December 26, 2003, $115 million was outstanding under the agreement. Interest on the loan is payable monthly at 0.45% over the LIBOR rate, which was 1.09% and 1.31% at March 26, 2004 and March 28, 2003, respectively.

     CSXT participates with CSX Container Leasing, LLC “CCL”, a wholly owned subsidiary of CSX, in sale-leaseback arrangements. Under these arrangements, CCL sold equipment to a third party and CSXT leased the equipment and assigned the lease to CCL. CCL is obligated for all lease payments and other associated equipment expenses. If CCL defaults on its obligations under the arrangements, CSXT would assume the asset lease rights and obligations of approximately $10 million and $23 million at March 26, 2004 and December 26, 2003, respectively. These leases were either assumed by Maersk as part of its purchase of the CSX international liner business or were assumed by Horizon Lines LLC (formerly CSX Lines) as part of its ongoing domestic shipping business. CSXT believes that Maersk and Horizon Lines will fulfill their contractual commitments with respect to such leases and that CSXT will have no further liability for those obligations.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

Fuel Hedging

     In the third quarter of 2003, CSX began a program to hedge a portion of its future locomotive fuel purchases. This program was established to manage exposure to fuel price fluctuations. In order to minimize this risk, CSX has entered into a series of swaps in order to fix the price of a portion of its estimated future fuel purchases.

     Following is a summary of outstanding fuel swaps:

March 26,
2004
Approximate Gallons Hedged (Millions)	334
Average Price Per Gallon	$0.72
Swap Maturities

	March 2004 - March 2006

	2004	2005	2006
Estimated % of Future Fuel Consumption Hedged at March 26, 2004	22%	32%	2%

     The program limits fuel hedges to a 24 month duration and a maximum of 80% of CSXT’s average monthly fuel purchased for any month within the 24-month period, and places the hedges among selected counterparties. Fuel hedging activity did not have a material affect on fuel expense for the quarter ended March 26, 2004. Ineffectiveness, or the extent to which changes in the fair values of the fuel swaps did not offset changes in the fair values of the expected fuel purchases, was immaterial.

     These instruments qualify, and are designated by management, as cash-flow hedges of variability in expected future cash flows attributable to fluctuations in fuel prices. The fair values of fuel derivative instruments are determined based upon current fair market values as quoted by third party dealers and are recorded on the balance sheet with offsetting adjustments to Accumulated Other Comprehensive Income, a component of Shareholders’ Equity. Accumulated Other Comprehensive Income included approximately $19 million and $6 million as of March 26, 2004 and December 26, 2003, respectively, related to fuel derivative instruments. Fair value adjustments are noncash transactions and, accordingly, are excluded from the Cash Flow Statement.

     The Company is exposed to credit loss in the event of nonperformance by other parties to fuel swap agreements. The Company does not anticipate nonperformance by the counterparties.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 8. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES

     Casualty, environmental and other reserves are provided for in the balance sheet as follows:

	March 26, 2004			December 26, 2003
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total
Casualty and Other	$142	$485	$627	$142	$503	$645
Separation	71	151	222	39	156	195
Environmental	30	17	47	30	15	45

Total	$243	$653	$896	$211	$674	$885

Casualty Reserves

     Casualty reserves represent accruals for the uninsured portion of occupational injury and personal injury claims. The Company’s estimate of casualty reserves includes an estimate of incurred but not reported claims for asbestos and other occupational injuries to be received over the next seven years. Other occupational claims include allegations of exposure to certain materials in the work place, such as solvents and diesel fuel, or alleged physical injuries, such as carpal tunnel syndrome or hearing loss.

     Asbestos and Other Occupational Injuries

       The Company is assisted by third party professionals to project the number of asbestos and other occupational injury claims to be received over the next seven years and the related costs. Based on this analysis the Company established reserves for the probable and reasonably estimable asbestos and other occupational injury liabilities.

       The methodology used by the third party to project future occupational injury claims was based largely on CSXT’s recent experience, including claim-filing and settlement rates, injury and disease mix, open claims and claim settlement costs. However, projecting future occupational injury claims and settlements costs is subject to numerous variables that are difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables, including the type and severity of the injury or disease alleged by each claimant, the long latency period associated with exposure, dismissal rates, costs of medical treatment, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case and the impact of changes in legislative or judicial standards, may cause actual results to differ significantly from estimates. Furthermore, predictions with respect to these variables are subject to greater uncertainty as the projection period lengthens. In light of these uncertainties, CSXT believes that seven years is the most reasonable period for estimating future claims, and that claims received after that period are not reasonably estimable. CSXT’s reserve for asbestos and other occupational claims on an undiscounted basis amounted to $322 million at March 26, 2004, compared to $331 million at December 26, 2003.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 8. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued

Casualty Reserves, Continued

       A summary of existing claims activity is as follows:

	Quarter Ended	Fiscal Year Ended
	March 26, 2004	December 26, 2003
Asserted Claims:
Open Claims – Beginning of Period	7,395	8,788
New Claims Filed	259	2,305
Claims Settled	(936)	(3,338)
Claims Dismissed	(37)	(360)

Open Claims – End of Period	6,681	7,395

     Separation Liability

       Separation liabilities at March 26, 2004, and December 26, 2003, include productivity charges recorded in 1991 and 1992 to provide for the estimated costs of implementing workforce reductions, improvements in productivity and other cost reductions at the Company’s major transportation units. The remaining separation liabilities are expected to be paid out over the next 15 to 20 years. Separation liabilities also include amounts payable under the Company’s management restructuring programs. (See Note 10, Management Restructuring)

CSX TRANSPORTATION INC. AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 8. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued

Environmental Reserves

     CSXT is a party to various proceedings, including administrative and judicial proceedings, involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (“PRP”) at approximately 230 environmentally impaired sites, many of which are, or may be, subject to remedial action under the Federal Superfund statute (“Superfund”) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Some of the proceedings involve property formerly or currently owned by CSXT or its railroad predecessors. Proceedings arising under Superfund or similar state statutes can involve numerous other companies who generated the waste or owned or operated the property and involve the allocation of liability for costs associated with site investigation and cleanup, which could be substantial.

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

     Based on the review process, CSXT has recorded reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at March 26, 2004, and December 26, 2003 were $47 million and $45 million, respectively. These liabilities, which are undiscounted, include amounts representing CSXT’s estimate of unasserted claims, which CSXT believes to be immaterial. The liability includes future costs for all sites where the Company’s obligation is (1) deemed probable and (2) where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the March 26, 2004 environmental liability is expected to be paid out over the next seven years.

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

CSX TRANSPORTATION INC. AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

     The Company has a commitment under a long-term maintenance program for approximately 40% of CSXT’s fleet of locomotives. The agreement expires in 2026 and approximates $2.6 billion. The long-term maintenance program is intended to provide CSXT access to efficient, high-quality locomotive maintenance services at fixed price levels through the term of the program. Under the program, CSXT paid $37 million and $33 million in the quarters ended March 26, 2004 and March 28, 2003, respectively.

     In September 2003, the Company entered into fuel purchase agreements for approximately 14% of its fuel requirements over the next five months. These agreements amounted to approximately 88 million gallons in commitments at a weighted average of 75 cents per gallon. These contracts required the Company to take monthly delivery of specified quantities of fuel at a fixed price through February 2004. These contracts could not be net settled. As of March 26, 2004, no forward physical purchase commitments were in place.

Self-Insurance

     The Company obtains substantial amounts of commercial insurance for potential losses for third-party liability and property damages. Specified levels of risk (up to $35 million for property and $25 million for liability per occurrence) are retained on a self-insurance basis. The Company uses a combination of third-party and self-insurance in its risk management program.

STB Proceeding

     In 2001 Duke Energy Corporation (“Duke”) filed a complaint before the U.S. Surface Transportation Board (“STB”) alleging that certain CSXT common carrier coal rates are unreasonably high. In February 2004, the STB issued a decision finding that the CSXT common carrier rates were reasonable. While approving the rate levels, the STB also invited Duke to request a phase-in of rate increases over some time period. The nature and amount of any such phase-in is uncertain, and would only apply to billings subsequent to December 2001. CSXT will continue to consider and pursue all available legal defenses in this matter. Administrative and legal appeals are possible, and could take several years to resolve. An unfavorable outcome to this complaint would not have a material effect on the Company’s financial position.

Contract Settlement

     In 2002, the Company received $44 million as the first of two payments to settle a contract dispute. During 2002, the Company recognized approximately $7 million of the first payment in other income as this amount related to prior periods. The remaining $37 million, of which $23 million was received in 2003, will be recognized over the contract period, which ends in 2020. The results of this settlement will provide approximately $3 million in annual pretax earnings through 2020.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 9. COMMITMENTS AND CONTINGENCIES, continued

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

NOTE 10. MANAGEMENT RESTRUCTURING

     In the first quarter of 2004, the Company recorded separation expenses for the management restructuring announced in November 2003 of $35 million.

     In November 2003, the Company announced a management restructuring plan to streamline the structure at a number of its companies, eliminate organizational layers and realign certain functions. The initiative will reduce the non-union workforce by approximately 550 positions. As of March 26, 2004, 388 employees have been terminated under this program. The Company recorded an initial pretax charge related to this reduction of $25 million in 2003. In the first quarter of 2004, the Company recorded an additional $35 million of expense related to the management restructuring for separation expense, pension and post-retirement benefit curtailment charges, stock compensation expense and other related expenses.

     The majority of separation benefits will be paid from CSX’s qualified pension plans, with the remainder being paid from general corporate funds. See the table below for a rollforward of significant components of the restructuring charge.

		First
	Balance	Quarter		Balance
	December 26,	2004		March 26,
(Dollars in Millions)	2003	Expense	Payments	2004
Pension and Postretirement Separation Expense	$24	$19	$(7)	$36

Restructuring Total	$24	$19	$(7)	$36

Pension and Postretirement Curtailment Charges		16

First Quarter 2004 Expense		$35

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     CSXT follows a 52/53 week fiscal reporting calendar. Fiscal year 2004 consists of a 53-week year ending on December 31, 2004. Fiscal year 2003 consisted of 52 weeks ended on December 26, 2003. The financial statements presented are for the 13-week quarters ended March 26, 2004 and March 28, 2003, and as of December 26, 2003. In 2004, the fourth quarter ending December 31, 2004, will consist of 14 weeks.

Quarters ended March 26, 2004 Compared to March 28, 2003

Operating Revenue

     The following table provides carload and revenue data by service group and commodity for the quarters ended March 26, 2004 and March 28, 2003:

	Carloads			Revenue
	(Thousands)			(Dollars in Millions)
	2004	2003	% Change	2004	2003	% Change
Merchandise
Phosphates and Fertilizer	120	117	3%	$89	$87	2%
Metals	94	88	7	119	110	8
Forest and Industrial Products	150	148	1	205	195	5
Agricultural and Food	115	115	—	172	168	2
Chemicals	139	137	1	256	250	2
Emerging Markets	112	101	11	117	112	4

Total Merchandise	730	706	3	958	922	4
Automotive	125	131	(5)	202	208	(3)
Coal, Coke & Iron Ore
Coal	403	373	8	405	370	9
Coke and Iron Ore	17	12	42	17	13	31

Total Coal, Coke & Iron Ore	420	385	9	422	383	10
Other	—	—	—	23	18	28

Total	1,275	1,222	4%	$1,605	$1,531	5%

CSX TRANSPORTATION INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Quarters ended March 26, 2004 Compared to March 28, 2003, Continued

Operating Revenue, Continued

       Revenue increased $74 million, or 5 percent in the quarter ended March 26, 2004, as compared to the quarter ended March 28, 2003.

Merchandise

Merchandise again showed strong growth in the first quarter with revenues up 4 percent on volume growth of 3 percent. All markets showed year-over-year improvements in revenue and volume.

•	Phosphates and Fertilizers – Quarterly volume and revenue were favorable versus 2003. Growth was driven by strength in nitrogen, ammonia, potash and sulphur markets. Strength in domestic phosphate rock shipments offset weakness in export phosphates.

•	Metals – Quarterly revenue and volume were favorable 8 percent and 7 percent, respectively, year over year. Continued growth was largely driven by strong global steel demand, particularly from China. The scrap, sheet steel and plate markets have been key growth drivers.

•	Forest and Industrial Products – Construction demand during the first quarter drove continued growth in building products. General economic strength, as well as strength in paper exports, also contributed to both favorable revenue and volume for the quarter.

•	Agricultural and Food – Strong gains in wheat, feed grain, feed ingredients and flour offset weaknesses in exports, alcoholic beverages, sweeteners, and soybeans. The short U.S. soybean crop limited the quantity of beans available for rail moves. Sweeteners continue to be negatively impacted by source shifts and a plant closure.

•	Chemicals – Quarterly volume and revenue were favorable versus 2003. Sulfuric acid enjoyed a 9 percent increase, due in large part to a plant closure and related source shifts favorable to rail. The chlor-alkali market was up 4 percent versus 2003 on account of a rebounding pulp and paper market, as well as continuing strong demand in the PVC resin market. Liquid petroleum gas weakness reflects a slightly warmer winter versus 2003 and domestic supply problems that prompted increased use of offshore product.

•	Emerging Markets – First quarter revenues were up 4 percent on 11 percent volume growth. Double-digit growth was achieved in aggregates, cement, fly ash, municipal solid waste and automotive shredder residue markets. Military and machinery traffic showed year-over-year weakness during the first quarter, which impacted revenue per carload.

Automotive

Revenue and volume results were unfavorable year over year. Despite a 4 percent increase in vehicle sales year over year, inventories remain high with production flat. Several CSXT-served assembly plants were down for inventory adjustments. Plant closure and industry strikes also impacted performance. Aggressive new vehicle incentives weakened the remarketed vehicle market.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Quarters ended March 26, 2004 Compared to March 28, 2003, Continued

Operating Revenue, Continued

Coal, Coke and Iron Ore

Coal, coke and iron ore experienced 10 percent revenue growth on 9 percent volume growth, primarily due to strength in export, river and southern utilities markets. Strength in export resulted from continued high European steam coal demand and increased demand from Asia. Pricing and modal conversions also contributed to gains. All lines of business experienced favorable year-over-year gains except northern utilities.

Other

Other revenue for 2004 includes $14 million for Four Rivers Transportation (“FRT”), a short-line railroad consolidated in 2004 pursuant to FASB Interpretation No. 46. Prior to 2004, FRT was accounted for under the equity method.

Operating Expense

•	Labor and Fringe expenses increased $16 million in the first quarter of 2004 versus the prior year. The effects of inflation continue to drive labor and fringe expense increases, along with increases in pension and incentive compensation expense of $10 million and the $4 million increase resulting from the consolidation of FRT. These costs were partially offset by benefits realized from reduced staffing levels.

•	Materials, Supplies and Other expenses increased $15 million period over period, primarily due to increased derailment costs and volume related expenses, as well as an increase in expenses related to derailments, property and sales taxes of $6 million and the consolidation of FRT of $5 million.

•	Equipment Rent decreased $5 million primarily due to $6 million in recoveries and settlements offset by unfavorable mix, volume and utilization.

•	Depreciation expense increased $4 million due to an increase in depreciable base partially offset by revised depreciation rates resulting from the Company’s life study completed in the third quarter of 2003.

•	Fuel expenses decreased $4 million in the first quarter of 2004 as compared to 2003. Favorable developments in fuel prices during the three-month period ended March 26, 2004, versus the comparable period in 2003, were offset by an $11 million increase due to volume and efficiency issues. Additionally, fuel expenses were favorably affected by $8 million of recoveries associated with foreign line fuel billing disputes.

•	Restructuring Charge expense of $35 million in the first quarter of 2004 represents the current charge for separation expenses related to the management restructuring announced in November 2003.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Quarters ended March 26, 2004 Compared to March 28, 2003, Continued

Operating Income

     Operating income increased $8 million quarter-over-quarter to $85 million in the first quarter of 2004, compared to operating income of $77 million in 2003. Although revenue and volume increased over the prior year comparable quarter, the decline in operating income is principally the result of $35 million of charges associated with management restructuring initiatives.

Other Income(Expense)

     Other income increased $14 million compared to the prior year comparable quarter, due to the net effect of discontinuing the accounts receivable securitization program offset by lower real estate transactions.

Interest Expense

     Interest expense remained constant at $26 million for the quarter ended March 26, 2004, as compared to the prior year period.

Income Tax Expense

     Income tax expense for the three months ended March 28, 2003 includes $9 million for the increase in the Company’s deferred effective state income tax rate, which is applied to CSXT’s cumulative temporary differences, as a result of the conveyance of certain CSX assets to a new venture.

Net Earnings

     Net earnings were $38 million for the quarter ended March 26, 2004, compared to income of $73 million for the same period of the prior year. Net earnings for the quarter ended March 28, 2003 included a cumulative effect of an accounting change of $93 million, $57 million after tax, representing the reversal of the accrued liability for crosstie removal costs related to the adoption of SFAS 143, “Accounting for Asset Retirement Obligations”.

CSX TRANSPORTATION INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

FACTORS EXPECTED TO INFLUENCE 2004

     As more fully discussed in the Company’s most recent Annual Report and Form 10-K, management believes that in addition to general economic factors, including variability in the cost of fuel, there are several key factors that may influence 2004 operating results. These include the Company’s ability to improve operating efficiency while maintaining volume and the Company’s ability to effectively implement its management restructuring program. Additionally, the Company faces inherent business risks of exposure to property damage and personal injury claims in the event of train accidents, including derailments.

CRITICAL ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of certain revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates using management judgment are made for the following areas:

1.	Casualty, legal and environmental reserves

2.	Pension and postretirement medical plan accounting

3.	Depreciation policies for its assets under the group-life method

     These estimates and assumptions are discussed with the Audit Committee of the Board of Directors of CSX on a regular basis.

     For information regarding CSXT’s significant estimates using management judgment, see Management’s narrative analysis of the results of operations in the Company’s Form 10-K for the year ended December 26, 2003.

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

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During 2003, the Company began a program to hedge its exposure to fuel price volatility through swap transactions. As of March 26, 2004, CSXT has hedged approximately 22% and 32% of expected requirements for 2004 and 2005, respectively. The Company expects that by the end of 2004 the programs will result in an increase in the amount of fuel hedged to approximately 76% of 2005 annual purchases. At March 26, 2004, a 1% change in fuel prices would result in an increase or decrease in the asset related to the swaps of approximately $3 million. The Company is subject to risk relating to changes in the price of diesel fuel. As of March 26, 2004, the Company had not entered into any long-term commitments for forward fuel purchases. The Company’s rail unit average annual fuel consumption is approximately 617 million gallons. A one-cent change in the price per gallon of fuel would impact fuel expense by approximately $5 million.

     The Company is exposed to loss in the event of non-performance by any counter-party to the fuel hedging agreements. The Company does not anticipate non-performance by such counter-parties, and no material loss would be expected from non-performance.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

     As of March 26, 2004, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 26, 2004. There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

CSX TRANSPORTATION INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1*	Retirement and Separation Agreement with P. Michael Giftos

31.1*	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

       None

* Filed herewith

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX TRANSPORTATION INC. (Registrant)
By:	/s/ CAROLYN T. SIZEMORE
Carolyn T. Sizemore
Vice President and Controller (Principal Accounting Officer)

Dated: May 4, 2004