Form 10-Q
period 2004-06-25
CSX TRANSPORTATION INC
filed 2004-07-30
CIK 88128

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 25, 2004

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

CSX TRANSPORTATION, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2004

CSX TRANSPORTATION, INC.

ITEM 1: FINANCIAL STATEMENTS

Consolidated Income Statements (Unaudited)

	Quarter Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
(Dollars in Millions)	2004	2003	2004	2003
OPERATING REVENUE
Merchandise	$991	$927	$1,949	$1,849
Automotive	220	224	422	432
Coal, Coke & Iron Ore	442	416	864	799
Other	19	6	42	24

Total	1,672	1,573	3,277	3,104
OPERATING EXPENSE
Labor and Fringe	632	617	1,272	1,241
Materials, Supplies and Other	317	281	629	578
Conrail Rents, Fees and Services	90	91	182	178
Related Party Service Fees	44	47	90	93
Building and Equipment Rent	100	88	199	192
Depreciation	139	140	281	278
Fuel	151	136	305	294
Restructuring Charge	12	—	47	—

Total	1,485	1,400	3,005	2,854
Operating Income	187	173	272	250
Other (Expense) Income	(5)	11	(1)	1
Interest Expense	23	30	49	56

Earnings before Income Taxes and Cumulative Effect of Accounting Change	159	154	222	195
Income Tax Expense	62	61	87	86

Earnings before Cumulative Effect of Accounting Change - Net of Tax	97	93	135	109
Cumulative Effect of Accounting Change - Net of Tax	—	—	—	57

Net Earnings	$97	$93	$135	$166

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	June 25,	December 26,
(Dollars in Millions)	2004	2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$51	$14
Accounts Receivable - Net	1,076	1,004
Materials and Supplies	162	160
Income Taxes Receivable	31	31
Deferred Income Taxes	117	115
Other Current Assets	98	23

Total Current Assets	1,535	1,347
Properties	18,402	17,967
Accumulated Depreciation	(5,166)	(4,916)

Properties - Net	13,236	13,051
Affiliates and Other Companies	214	248
Other Long-term Assets	708	628

Total Assets	$15,693	$15,274

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$653	$609
Labor and Fringe Benefits Payable	349	321
Casualty, Environmental and Other Reserves	221	211
Current Maturities of Long-term Debt	88	102
Income and Other Taxes Payable	73	68
Due to Parent Company	2,366	2,479
Due to Affiliate	528	251
Other Current Liabilities	50	97

Total Current Liabilities	4,328	4,138
Deferred Income Taxes	3,726	3,596
Long-term Debt	677	710
Casualty, Environmental and Other Reserves	650	674
Other Long-term Liabilities	649	575

Total Liabilities	10,030	9,693

Shareholder’s Equity:
Common Stock, $20 Par Value:
Authorized 10,000,000 Shares; Issued and Outstanding 9,061,038 Shares	181	181
Other Capital	1,380	1,380
Retained Earnings	4,055	4,014
Accumulated Other Comprehensive Earnings	47	6

Total Shareholders’ Equity	5,663	5,581

Total Liabilities and Shareholders’ Equity	$15,693	$15,274

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS

Consolidated Cash Flow Statements (Unaudited)

	Six Months Ended
	June 25,	June 27,
(Dollars in Millions)	2004	2003
OPERATING ACTIVITIES
Net Earnings	$135	$166
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Depreciation	281	278
Deferred Income Taxes	78	82
Restructuring Charge	47	—
Cumulative Effect of Accounting Change - Net of Tax	—	(57)
Other Operating Activities	(27)	(37)
Changes in Operating Assets and Liabilities:
Accounts Receivable	61	(3)
Termination of Sale of Receivables	—	(819)
Other Current Assets	(25)	(35)
Accounts Payable	(37)	(30)
Other Current Liabilities	255	(71)

Net Cash Provided By (Used In) Operating Activities	768	(526)

INVESTING ACTIVITIES
Property Additions	(447)	(424)
Proceeds from Property Dispositions	8	—
Other Investing Activities	—	9

Net Cash (Used In) Investing Activities	(439)	(415)

FINANCING ACTIVITIES
Advances from CSX	(111)	1,264
Long-term Debt Repaid	(77)	(189)
Dividends Paid	(95)	(115)
Other Financing Activities	(9)	2

Net Cash (Used In) Provided by Financing Activities	(292)	962

Net Increase (Decrease) in Cash and Cash Equivalents	37	21
CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash and Cash Equivalents at Beginning of Period	14	—

Cash and Cash Equivalents at End of Period	$51	$21

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to fairly present the financial position of CSX Transportation Inc. and subsidiaries (“CSXT” or the “Company”) at June 25, 2004 and December 26, 2003, and the results of its operations and cash flows for the quarters and six months ended June 25, 2004 and June 27, 2003, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 2004 presentation. CSXT is a wholly owned subsidiary of CSX Corporation (“CSX”).

     The Company suggests that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s most recent Annual Report and Form 10-K, First Quarterly Report on Form 10-Q and any Current Reports on Form 8-K.

     CSXT follows a 52/53 week fiscal reporting calendar. Fiscal year 2004 consists of a 53-week year ending on December 31, 2004. Fiscal year 2003 consisted of 52 weeks ended on December 26, 2003. The financial statements presented are for the 13-week quarters ended June 25, 2004 and June 27, 2003, the 26-week periods ended June 25, 2004 and June 27, 2003, and as of December 26, 2003. In 2004, the fourth quarter ending December 31, 2004, consists of 14 weeks.

     Other comprehensive income for the second quarter and first six months of 2004 was $28 million and $41 million, respectively, after tax resulting from the increase in fair value of fuel derivative instruments. (See Note 7, Derivative Financial Instruments) Other comprehensive income approximates net earnings for the quarter and six months ended June 27, 2003.

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

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 2.	NEW ACCOUNTING PRONOUNCEMENTS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES, Continued

     In 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which requires a variable interest entity (“VIE”) to be consolidated by a company that is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the entity’s residual returns, or both. Under that guidance, CSXT consolidated Four Rivers Transportation, Inc. (“FRT”), a shortline railroad, into its financial statements at the beginning of fiscal 2004. Previously, FRT was accounted for under the equity method of accounting. Other income includes net equity earnings for the quarter and six months ended June 27, 2003. The following table indicates the impact of consolidating FRT in 2004 compared to equity method accounting in 2003.

	Quarters Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
(Dollars in Millions)	2004	2003	2004	2003
Revenues	$16	$—	$30	$—
Operating Expense	8	—	18	—
Net Equity Earnings	—	1	—	2
Net Income	2	—	3	—

	June 25,	December 26
(Dollars in Millions)	2004	2003
Current Assets	$25	$—
Long-term Assets	145	44
Current Liabilities	26	—
Long-term Liabilities	98	—

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3. INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL

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

     CSXT, the rail subsidiary of CSX, and Norfolk Southern Railway Company (“NSR”), the rail subsidiary of NS, each operate separate portions of the Conrail system pursuant to various operating agreements. Under these agreements, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail services in certain shared geographic areas (“Shared Assets Areas”) for the joint benefit of CSXT and NSR, for which it is compensated on the basis of usage by the respective railroads.

     In June 2003, CSX, NS and Conrail jointly filed a petition with the Surface Transportation Board (“STB”) to establish direct ownership and control by CSX’s and NS’ respective subsidiaries, CSXT and NSR, of CSX’s and NS’ portions of the Conrail system already operated by them separately and independently under various agreements. These portions of the Conrail system are currently owned by Conrail’s subsidiaries, New York Central Lines, LLC (“NYC”) and Pennsylvania Lines, LLC (“PRR”). The ownership of NYC and PRR would ultimately be transferred (“spun off”) to CSXT and NSR, respectively. Conrail would continue to own, manage and operate the Shared Assets Areas as previously approved by the STB. STB approval to proceed with the spin-off transaction and a favorable ruling from the Internal Revenue Service (“IRS”) qualifying the transaction as a non-taxable distribution were received in November 2003. On July 26, 2004, CSXT launched an exchange offer pursuant to a Registration Statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) that describes the offer to exchange new unsecured securities of subsidiaries of CSXT and NSR and cash for unsecured securities of Conrail. The exchange offer, which is subject to a number of conditions, will be the final stage in the restructuring of Conrail’s unsecured indebtedness as described in the parties’ joint petition filed with the STB.

     If all necessary conditions are satisfied, unsecured debt securities of newly formed subsidiaries of CSXT and NSR would be offered in an approximate 42%/58% ratio along with cash payments in exchange for Conrail’s unsecured debentures. The debt securities issued by its respective subsidiary would be fully and unconditionally guaranteed by CSXT or NSR. Upon completion of the proposed transaction, the subsidiaries would be merged into CSXT and NSR, respectively, and the new debt securities thus would become direct unsecured obligations of CSXT or NSR. Conrail’s secured debt and lease obligations will remain obligations of Conrail and are expected to be supported by new leases and subleases which, upon completion of the proposed transaction, would be the direct lease and sublease obligations, also in an approximate 42%/58% ratio, of CSXT and NSR. CSXT will record this transaction at fair value based on the results of an independent valuation. The preliminary results of an appraisal of the NYC properties indicate that their aggregate fair value will likely exceed CSX’s carrying amount.

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3. INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

     CSX, NS and Conrail are working to complete all necessary steps to consummate the spin-off transaction in 2004. Upon consummation of the proposed transaction, CSX’s investment in Conrail will no longer include the amounts related to NYC and PRR. Instead the assets and liabilities of NYC will be reflected in their respective line items in CSX’s consolidated balance sheet. Conrail will continue to own, manage and operate the Shared Assets Areas.

Accounting and Financial Reporting Effects

     CSX’s rail and intermodal operating revenue includes revenue from traffic moving on Conrail property. Operating expenses include costs incurred to handle such traffic and operate the Conrail lines. Rail operating expense includes an expense category, “Conrail Rents, Fees and Services,” which reflects:

1.	Right-of-way usage fees to Conrail.

2.	Equipment rental payments to Conrail.

3.	Transportation, switching and terminal service charges provided by Conrail in the Shared Assets Areas that Conrail operates for the joint benefit of CSX and NS.

Transactions with Conrail

     As listed below, CSXT has amounts payable to Conrail, representing expenses incurred under the operating, equipment and shared area agreements with Conrail.

	June 25,	December 26,
(Dollars in Millions)	2004	2003
Payable to Conrail	$70	$71

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

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4. ACCOUNTS RECEIVABLE

Sale of Accounts Receivable

     As of June 27, 2003, CSXT discontinued its accounts receivable securitization program. Prior to June 27, 2003, CSXT sold, without recourse, a revolving pool of accounts receivable to CSX Trade Receivables Corporation (“CTRC”), a bankruptcy-remote entity wholly owned by CSX. CTRC transferred the accounts receivable to a master trust and caused the trust to issue multiple series of certificates representing undivided interests in the receivables. The certificates issued by the master trust were sold to investors, and the proceeds from those sales were paid to CSXT. There were no net losses associated with the sale of receivables for the quarter or six months ended June 25, 2004. Net losses associated with the sale of receivables for the quarter and six months ended June 27, 2003 were $18 million and $36 million, respectively.

Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts based on the expected collectibility of all accounts receivable. The allowance for doubtful accounts is included in the balance sheet as follows:

	June 25,	December 26,
(Dollars in Millions)	2004	2003
Allowance for Doubtful Accounts	$27	$27

NOTE 5. OTHER INCOME (EXPENSE)

     Other income (expense) consists of the following:

	Quarters Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
(Dollars in Millions)	2004	2003	2004	2003
Income from Real Estate Operations	$1	$28	$1	$37
Discounts on Sales of Accounts Receivable	—	(18)	—	(36)
Miscellaneous	(6)	1	(2)	—

Total	$(5)	$11	$(1)	$1

Gross Revenue from Real Estate Operations Included in Other Income	$13	$36	$22	$53

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. RELATED PARTIES

     At June 25, 2004 and December 26, 2003, CSXT had $2.3 billion and $2.5 billion deficit balances, respectively, relating to CSXT’s participation in the CSX cash management plan. The amount is included in Due to Parent Company in the statement of financial position. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSXT and CSX are committed to repay all amounts due each other on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio, which was 1.38% and 1.33% at June 25, 2004 and June 27, 2003, respectively. Interest expense related to this plan was $10 million and $23 million for the quarter and six months ended June 25, 2004, respectively, and $12 million and $22 million for the quarter and six months ended June 27, 2003, respectively.

Detail of Related Party Service Fees (as included in the Income Statement)

	Quarters Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
(Dollars in Millions)	2004	2003	2004	2003
CSXI	$(103)	$(98)	$(204)	$(197)
CSX Management Service Fee	62	60	124	120
CSX Technology	49	51	99	102
TDSI	15	13	30	27
TRANSFLO	21	21	41	41

Total Related Party Service Fees	$44	$47	$90	$93

     Related Party Service Fees consist of amounts related to:

•	CSX Intermodal Inc. (“CSXI”) Reimbursements – Reimbursement from CSXI under an operating agreement for costs incurred by CSXT related to intermodal operations. This reimbursement is based on an amount, which approximates actual costs. CSXT also collects certain revenue on behalf of CSXI under the operating agreement.

•	CSX Management Service Fee - A management service fee charged by CSX as compensation for certain corporate services provided to CSXT. These services include, but are not limited to, the areas of human resources, finance, administration, benefits, legal, tax, internal audit, corporate communications, risk management and strategic management services. The fee for the quarter and six months ended June 25, 2004 and June 27, 2003 is calculated as a percentage of CSXT’s revenue.

•	CSX Technology Inc. (“CSX Technology”) Charges - Data processing charges from CSX Technology for the development, implementation and maintenance of computer systems, software and associated documentation for the day-to-day operations of CSXT. These charges are based on a mark-up of direct costs.

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. RELATED PARTIES, continued

•	Total Distribution Services Inc. (“TDSI”) Charges - Charges from TDSI for services provided to CSXT at automobile ramps. These charges are calculated based on direct costs.

•	TRANSFLO Terminal Services Inc. (“TRANSFLO”) Charges – Charges from TRANSFLO for services provided to CSXT at bulk commodity facilities. These charges are calculated based on direct costs.

     CSXI, CSX Technology, TDSI, and TRANSFLO are wholly owned subsidiaries of CSX.

Detail of Due to Affiliate (as included in the Balance Sheet)

	June 25,	December 26,
(Dollars in Millions)	2004	2003
CSXI	$176	$49
CSX Technology	188	55
TDSI	17	12
TRANSFLO	29	15
CSX Insurance	101	115
Other	17	5

Total Due to Affiliate	$528	$251

     Due to Affiliates consists of amounts related to:

•	CSXI, CSX Technology, TDSI, and TRANSFLO previously explained.

•	CSX Insurance – CSXT and CSX Insurance Company (“CSX Insurance”), a wholly owned subsidiary of CSX, have entered into a loan agreement whereby CSXT may borrow up to $125 million from CSX Insurance. The loan is payable in full on demand. At June 25, 2004 and December 26, 2003, $105 million and $115 million was outstanding under the agreement, respectively. Interest on the loan is payable monthly at 0.45% over the LIBOR rate, which was 1.36% and 1.12% at June 25, 2004 and June 27, 2003, respectively.

     CSXT participates with CSX Container Leasing, LLC “CCL”, a wholly owned subsidiary of CSX, in sale-leaseback arrangements. Under these arrangements, CCL sold equipment to a third party and CSXT leased the equipment and assigned the lease to CCL. CCL is obligated for all lease payments and other associated equipment expenses. If CCL defaults on its obligations under the arrangements, CSXT would assume the asset lease rights and obligations of approximately $10 million and $23 million at June 25, 2004 and December 26, 2003, respectively. These leases were either assumed by Maersk as part of its purchase of the CSX international liner business or were assumed by Horizon Lines LLC (formerly CSX Lines) as part of its ongoing domestic shipping business. CSXT believes that Maersk and Horizon Lines will fulfill their contractual commitments with respect to such leases and that CSXT will have no further liability for those obligations.

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

Fuel Hedging

     In the third quarter of 2003, CSXT began a program to hedge a portion of its future locomotive fuel purchases. This program was established to manage exposure to fuel price fluctuations. In order to minimize this risk, CSXT has entered into a series of swaps in order to fix the price of a portion of its estimated future fuel purchases.

     Following is a summary of outstanding fuel swaps:

June 25,
2004
Approximate Gallons Hedged (Millions)	461
Average Price Per Gallon	$0.79
Swap Maturities	June 2004 - June 2006

	2004	2005	2006
Estimated % of Future Fuel Purchases Hedged at June 25, 2004	33%	48%	20%

     The program limits fuel hedges to a 24-month duration and a maximum of 80% of CSXT’s average monthly fuel purchased for any month within the 24-month period, and places the hedges among selected counterparties. Fuel hedging activity favorably impacted fuel expense for the quarter and six months ended June 25, 2004 by $4 million. Ineffectiveness, or the extent to which changes in the fair values of the fuel swaps did not offset changes in the fair values of the expected fuel purchases, was immaterial.

     These instruments qualify, and are designated by management, as cash-flow hedges of variability in expected future cash flows attributable to fluctuations in fuel prices. The fair values of fuel derivative instruments are determined based upon current fair market values as quoted by third party dealers and are recorded on the balance sheet with offsetting adjustments to Accumulated Other Comprehensive Income, a component of Shareholders’ Equity. Accumulated Other Comprehensive Income included a gain of approximately $47 million and $6 million as of June 25, 2004 and December 26, 2003, respectively, related to fuel derivative instruments. Fair value adjustments are non-cash transactions and, accordingly, are excluded from the Cash Flow Statement.

     The counterparties to the fuel hedge agreements expose the Company to credit loss in the event of nonperformance. The Company does not anticipate nonperformance by the counterparties.

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 8. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES

Casualty, environmental and other reserves are provided for in the balance sheet as follows:

	June 25, 2004			December 26, 2003
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total
Casualty and Other	$142	$479	$621	$142	$503	$645
Separation	49	148	197	39	156	195
Environmental	30	23	53	30	15	45

Total	$221	$650	$871	$211	$674	$885

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

     The methodology used by the third party to project future occupational injury claims was based largely on CSXT’s recent experience, including claim-filing and settlement rates, injury and disease mix, open claims and claim settlement costs. However, projecting future occupational injury claims and settlements costs is subject to numerous variables that are difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables, including the type and severity of the injury or disease alleged by each claimant, the long latency period associated with exposure, dismissal rates, costs of medical treatment, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case and the impact of changes in legislative or judicial standards, may cause actual results to differ significantly from estimates. Furthermore, predictions with respect to these variables are subject to greater uncertainty as the projection period lengthens. In light of these uncertainties, CSXT believes that seven years is the most reasonable period for estimating future claims, and that claims received after that period are not reasonably estimable. CSXT’s reserve for asbestos and other occupational claims on an undiscounted basis amounted to $313 million at June 25, 2004, compared to $331 million at December 26, 2003.

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 8. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued

Casualty Reserves, Continued

     A summary of existing claims activity is as follows:

	Six Months Ended	Fiscal Year Ended
	June 25, 2004	December 26, 2003
Asserted Claims:
Open Claims - Beginning of Period	7,395	8,788
New Claims Filed	459	2,305
Claims Settled	(1,712)	(3,338)
Claims Dismissed	(142)	(360)

Open Claims - End of Period	6,000	7,395

     Personal Injury

     CSXT retains an independent actuarial firm to assess the value of CSXT’s personal injury portfolio. The methodology used by the actuary includes a development factor to reflect growth in the value of the Company’s personal injury claims. This methodology is based largely on CSXT’s historical claims and settlement activity. Actual results may vary from estimates due to the type and severity of the injury, costs of medical treatments, and uncertainties surrounding the litigation process.

     Separation Liability

     Separation liabilities at June 25, 2004, and December 26, 2003, include productivity charges recorded in 1991 and 1992 to provide for the estimated costs of implementing workforce reductions, improvements in productivity and other cost reductions at the Company’s major transportation units. The remaining separation liabilities are expected to be paid out over the next 15 to 20 years. Separation liabilities also include amounts payable under the Company’s management restructuring programs. (See Note 10, Management Restructuring)

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 8. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued

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

     Based on the review process, CSXT has recorded reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at June 25, 2004, and December 26, 2003 were $53 million and $45 million, respectively. These liabilities, which are undiscounted, include amounts representing CSXT’s estimate of unasserted claims, which CSXT believes to be immaterial. The liability includes future costs for all sites where the Company’s obligation is (1) deemed probable and (2) where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the June 25, 2004 environmental liability is expected to be paid out over the next seven years.

     The Company does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, latent conditions at any given location could result in exposure, the amount and materiality of which cannot presently be reliably estimated. Based upon information currently available, however, the Company believes its environmental reserves are adequate to take remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not materially affect its overall results of operations and financial condition.

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

     The Company has a commitment under a long-term maintenance program for approximately 40% of CSXT’s fleet of locomotives. The agreement expires in 2026 and approximates $2.6 billion. The long-term maintenance program is intended to provide CSXT access to efficient, high-quality locomotive maintenance services at fixed price levels through the term of the program. Under the program, CSXT paid $38 million and $75 million in the quarter and six month periods ended June 25, 2004, respectively. In the quarter and six-month periods ended June 27, 2003, $33 million and $66 million, respectively, was paid.

Self-Insurance

     The Company uses a combination of third-party and self-insurance, obtaining substantial amounts of commercial insurance for potential losses for third-party liability and property damages. Specified levels of risk (up to $35 million for property and $25 million for liability per occurrence) are retained on a self-insurance basis.

STB Proceeding

     In 2001 Duke Energy Corporation (“Duke”) filed a complaint before the U.S. Surface Transportation Board (“STB”) alleging that certain CSXT common carrier coal rates are unreasonably high. In February 2004, the STB issued a decision finding that the CSXT common carrier rates were reasonable. While approving the rate levels, the STB also invited Duke to request a phase-in of rate increases over some time period. The nature and amount of any such phase-in is uncertain, and would only apply to billings subsequent to December 2001. CSXT will continue to consider and pursue all available legal defenses in this matter. Administrative and legal appeals are possible, and could take several years to resolve. An unfavorable outcome with respect to the phase-in would not have a material effect on the Company’s financial position.

Contract Settlement

     In 2002, the Company received $44 million as the first of two payments to settle a contract dispute. During 2002, the Company recognized approximately $7 million of the first payment in other income as this amount related to prior periods. The remaining $37 million will be recognized over the contract period, which ends in 2020. The second payment of $23 million was received in 2003 and will be recognized over the contract period which ends in 2020. The results of this settlement will provide an average of approximately $3 million in annual pretax earnings through 2020.

CSX TRANSPORTATION, INC.
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

NOTE 10. MANAGEMENT RESTRUCTURING

     In the quarter and six month period ending June 25, 2004, the Company recorded separation expenses for the management restructuring announced in November 2003 of $12 million and $47 million, respectively.

     In November 2003, the Company announced a management restructuring plan to streamline the structure, eliminate organizational layers and realign certain functions. As of June 25, 2004, the initiative has reduced the non-union workforce by approximately 650 positions. The Company recorded an initial pretax charge related to this reduction of $25 million in 2003. The Company recorded additional expenses of $12 million and $47 million for the quarter and six months ended June 25, 2004, related to the management restructuring for separation expense and pension and post-retirement benefit curtailment charges.

     The total cost of the program through the second quarter of 2004, is $72 million. The Company expects a nominal charge relating to the final analysis will be recorded in the third quarter of 2004. The majority of separation benefits will be paid from CSX’s qualified pension plans, with the remainder being paid from general corporate funds. See the table below for a rollforward of significant components of the restructuring charge.

	Balance	First Six		Balance
	December 26,	Months 2004		June 25,
(Dollars in Millions)	2003	Expense	Payments (a)	2004
Pension and Postretirement Separation Expense	$24	$27	$(39)	$12

Restructuring Total	$24	$27	$(39)	$12

Pension and Postretirement Curtailment Charges		20

First Six Months 2004 Expense		$47

(a)	Includes payments from the qualified pension plan and general corporate funds.

CSX TRANSPORTATION, INC.

ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     CSXT follows a 52/53 week fiscal reporting calendar. Fiscal year 2004 consists of a 53-week year ending on December 31, 2004. Fiscal year 2003 consisted of 52 weeks ended on December 26, 2003. The financial statements presented are for the 13-week quarters ended June 25, 2004 and June 27, 2003, the 26-week periods ended June 25, 2004 and June 27, 2003, and as of December 26, 2003. In 2004, the fourth quarter ended December 31, 2004, consists of 14 weeks.

Quarters ended June 25, 2004 compared to June 27, 2003

Operating Revenue

     The following table provides carload and revenue data by service group and commodity for the quarters ended June 25, 2004 and June 27, 2003:

	Carloads			Revenue
	(Thousands)			(Dollars in Millions)
	2004	2003	% Change	2004	2003	% Change
Merchandise
Phosphates and Fertilizers	121	113	7%	$88	$85	4%
Metals	95	87	9	125	108	16
Forest Products	115	116	(1)	166	159	4
Food and Consumer	61	62	(2)	92	90	2
Agricultural Products	89	89	—	127	124	2
Chemicals	140	133	5	264	243	9
Emerging Markets	134	125	7	129	118	9

Total Merchandise	755	725	4	991	927	7
Automotive	135	139	(3)	220	224	(2)
Coal, Coke & Iron Ore
Coal	410	400	3	426	401	6
Coke and Iron Ore	17	18	(6)	16	15	7

Total Coal, Coke & Iron Ore	427	418	2	442	416	6
Other	—	—	—	19	6	217

Total	1,317	1,282	3%	$1,672	$1,573	6%

CSX TRANSPORTATION, INC.

ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, continued

     The following table provides carload and revenue data by service group and commodity for the six months ended June 25, 2004 and June 27, 2003:

	Carloads			Revenue
	(Thousands)			(Dollars in Millions)
	2004	2003	% Change	2004	2003	% Change
Merchandise
Phosphates and Fertilizers	241	230	5%	$177	$172	3%
Metals	189	175	8	244	218	12
Forest Products	229	230	—	325	311	5
Food and Consumer	120	120	—	179	173	3
Agricultural Products	181	180	1	258	252	2
Chemicals	279	270	3	520	493	5
Emerging Markets	246	226	9	246	230	7

Total Merchandise	1,485	1,431	4	1,949	1,849	5
Automotive	260	270	(4)	422	432	(2)
Coal, Coke & Iron Ore
Coal	813	773	5	831	771	8
Coke and Iron Ore	34	30	13	33	28	18

Total Coal, Coke & Iron Ore	847	803	5	864	799	8
Other	—	—	—	42	24	75

Total	2,592	2,504	4%	$3,277	$3,104	6%

CSX TRANSPORTATION, INC.

ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Quarters ended June 25, 2004 compared to June 27, 2003, Continued

Operating Revenue, Continued

     Revenue increased $99 million, or 6% in the quarter ended June 25, 2004, as compared to the quarter ended June 27, 2003.

Merchandise

Merchandise showed strong growth in the second quarter with revenue up 7% on 4% volume growth. All markets showed year-over-year improvement in revenue.

•	Phosphates and Fertilizers – Phosphates experienced second quarter year-over-year revenue strength as the Bone Valley area led the unit growth. High production levels combined with strong exports led to a Bone Valley phosphate revenue increase of $2 million favorable to 2003.

•	Metals – Strong demand continues for steel across all areas. Metals led all merchandise units in the second quarter with 16% revenue growth on 9% volume growth.

•	Forest Products – The strong demand for housing continues to drive growth in lumber and panel markets. Demand for packaging and printing paper is showing strength, but short lead times and low inventories do not favor rail distribution solutions.

•	Food and Consumer – Strong housing demand has been fueling strength in the building products, roofing granules and appliance markets. Tightening truck capacity is driving increased interest in rail among food customers; however, current service levels are limiting conversions.

•	Agricultural Products – Demand in the feed grain market continues to offset crop production declines in soybeans and related export market declines. Modal conversions in wheat have improved market share despite a flat to declining overall market. Corn Sweeteners showed improved financial results in the second quarter as major contracts were renewed.

•	Chemicals – Chemicals is experiencing strong demand across almost all commodity groups. Overall chemical volumes were up over 5% in the second quarter. Plastics led with 15% volume growth versus weak 2003 levels. Soda ash and sand were the only declining commodities, driven by plant closures and car supply issues.

•	Emerging Markets – The majority of emerging markets show year-over-year strength, with the exception of industrial waste and machinery. Military traffic has been consistent each period and is near 2003 levels. Processed materials continue to outperform associated industries. Aggregates growth has been limited by unit train resource availability.

Automotive

Light vehicle production is flat year over year. Inventory levels remain high at 72 days for all manufacturers, 85 days for the Big 3. Several CSXT served assembly plants were down for inventory adjustments.

CSX TRANSPORTATION, INC.

ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Quarters ended June 25, 2004 compared to June 27, 2003, Continued

Operating Revenue, Continued

Coal, Coke and Iron Ore

Coal, coke, and iron ore experienced 6% revenue growth on 2% volume growth. This was driven by significant volume and revenue gains in export, river, lake and industrial markets. All lines of business reflect favorable year-over-year revenue per car gains.

Other

Other revenue for 2004 includes $16 million for FRT, a short-line railroad consolidated in 2004 pursuant to FASB Interpretation No. 46. Prior to 2004, FRT was accounted for under the equity method.

Operating Expense

•	Labor and Fringe expenses increased $15 million during the second quarter of 2004 versus the prior year comparable quarter. The effects of inflation and challenged operations continue to drive labor and fringe expense increases, along with increases in pension and incentive compensation expense of $9 million and the $4 million increase resulting from the consolidation of FRT. These costs were partially offset by benefits realized from reduced staffing levels.

•	Materials, Supplies and Other expenses increased $36 million for the quarter ended June 25, 2004 versus the quarter ended June 27, 2003, primarily due to increased maintenance and crew travel costs of $17 million, property and sales taxes of $9 million due to a favorable settlement in the prior year and the consolidation of FRT of $3 million.

•	Building and Equipment Rent increased $12 million for the quarter ended June 25, 2004 versus the quarter ended June 27, 2003, as a result of unfavorable mix, volume and asset utilization.

•	Fuel expenses increased $15 million for the quarter ended June 25, 2004 versus the quarter ended June 27, 2003. Higher fuel prices, net of hedging benefits, during the second quarter were compounded by volume and efficiency issues. However, fuel expenses were favorably affected by $8 million of recoveries associated with foreign line fuel billing settlements.

•	Restructuring Charge of $12 million for the quarter ended June 25, 2004 represents the current charge for separation expenses related to the management restructuring announced in November 2003.

CSX TRANSPORTATION, INC.

ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Quarters ended June 25, 2004 compared to June 27, 2003, Continued

Operating Revenue

     Operating revenue increased $99 million to $1.7 billion in the quarter ended June 25, 2004 primarily due to volume and price increases as discussed above.

Operating Income

     Operating income was $187 million for the quarter ended June 25, 2004, as compared to $173 million for the prior year comparable quarter. Operating expenses increased $85 million to $1.5 billion for the quarter ended June 25, 2004, including management restructuring charges of $12 million. Additionally, the Company continues to experience challenges in train operations. A discussion of operating expenses precedes this analysis.

Other (Expense) Income

     Other income decreased $16 million for the second quarter of 2004, as compared to the prior quarter, primarily due to a decline in income from real estate operations.

Interest Expense

     Interest expense decreased by $7 million for the second quarter of 2004, as compared to the prior year comparable quarter due to the discontinuation of the accounts receivable financing program and a slight decrease in interest rates.

Net Earnings

     CSXT’s net earnings were $97 million in the quarter ended June 30, 2004, compared to net earnings of $93 million for the same period of the prior year. Increases in operating revenue were offset by increases in operating expenses, including management restructuring pretax charges of $12 million, slightly higher interest expense and lower income from real estate and resort operations.

CSX TRANSPORTATION, INC.

ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Six months ended June 25, 2004 compared to June 27, 2003

Operating Revenue

     Operating revenue increased $173 million to $3.3 billion in the first six months of 2004, compared to operating revenue for the same period in the prior year of $3.1 billion.

Operating Income

     Operating income was $272 million for the six months ended June 25, 2004, as compared to $250 million for the prior year comparable period. Operating expenses increased $151 million to $3 billion for the six months ended June 25, 2004, including management restructuring charges of $47 million.

Other (Expense) Income

     Other income decreased by $2 million compared to the prior year comparable period due to decreased income from real estate operations and the discontinuation of discounts on sales of accounts receivable.

Interest Expense

     Interest expense decreased $7 million compared to the prior year comparable period, due to the discontinuation of the accounts receivable financing program and a slight decrease in interest rates.

Income Tax Expense

     Income tax expense for the six months ended June 27, 2003 includes $9 million for the increase in the Company’s deferred effective state income tax rate, which is applied to CSXT’s cumulative temporary differences, as a result of the conveyance of certain CSX assets to a new venture.

Net Earnings

     Net earnings for the six months ended June 27, 2003 included a cumulative effect of an accounting change of $93 million, $57 million after tax representing the reversal of the accrued liability for crosstie removal costs related to the adoption of SFAS 143, “Accounting for Asset Retirement Obligations”.

     Earnings before the cumulative effect of accounting changes were $135 million, and $109 million for the six months ended June 25, 2004 and June 27, 2003, respectively. Increases in operating revenues were offset by increases in operating expenses, including management restructuring pretax charges of $47 million, higher interest expense, and lower income from real estate and resort operations.

CSX TRANSPORTATION, INC.

ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

FACTORS EXPECTED TO INFLUENCE 2004

     As more fully discussed in the Company’s most recent Form 10-K, management believes that in addition to general economic factors, including variability in fuel costs, there are certain key factors that may influence 2004 operating results. These include the Company’s ability to improve operating efficiency through implementation of its initiative to redesign the operating plan for merchandise and automotive freight and other initiatives during a period of high demand for rail services. In addition, the Company faces inherent business risks associated with safety and security.

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

CSX TRANSPORTATION, INC.

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

     Forward-looking statements are subject to a number of risks and uncertainties, and actual performance or results could differ materially from that anticipated by these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others:

•	Operating factors — the Company’s success in implementing its financial and operational initiatives, the extent to which the Company is successful in gaining long-term relationships with new customers or retaining existing relationships with current customers, changes in operating conditions and costs, competition, commodity concentrations, computer viruses, changes in labor costs and labor difficulties including stoppages affecting either the Company’s operations or our customers’ ability to deliver goods to the Company for shipment, loss of essential services such as electricity, the inherent business risks associated with safety and security, and natural occurrences such as extreme weather conditions, floods and earthquakes, or other disruptions of the Company’s operations, systems, property or equipment;

•	General economic and industry factors — material changes in domestic or international economic or business conditions, including those affecting the rail industry such as customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that consume and produce freight, competition from other modes of freight transportation such as trucking, competition and consolidation within the transportation industry generally, changes in fuel prices and changes in securities and capital markets;

•	Legal and regulatory factors — developments and changes in laws and regulations, the ultimate outcome of shipper and rate claims subject to adjudication, environmental investigations or proceedings and the outcome of other types of claims and litigation involving or affecting the Company.

     Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this Quarterly Report and in the Company’s other SEC reports, accessible on the SEC’s website at www.sec.gov and the Company’s website at www.csx.com.

CSX TRANSPORTATION, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information omitted in accordance with General Instruction H(2)(c).

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

     As of June 25, 2004, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 25, 2004. There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

For information relating to CSXT’s settlements and other legal proceedings, see Note 9.

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS,
AND ISSUER PURCHASES OF EQUITY SECURITIES

Information omitted in accordance with General Instruction H(2)(b).

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Information omitted in accordance with General Instruction H(2)(b).

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information omitted in accordance with General Instruction H(2)(b).

ITEM 5: OTHER INFORMATION

NONE

CSX TRANSPORTATION, INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1*	Principal Executive Officer Certification Pursuant to Rule 13a-14(a)

31.2*	Principal Financial Officer Certification Pursuant to Rule 13a-14(a)

32.1*	Principal Executive Officer Certification Pursuant to Rule 13a-14(b)

32.2*	Principal Financial Officer Certification Pursuant to Rule 13a-14(b)

(b)	Reports on Form 8-K

None

*	Filed herewith

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX TRANSPORTATION INC. (Registrant)

By:	/s/ CAROLYN T. SIZEMORE

Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: July 30, 2004