Form 10-Q
period 2004-09-24
CSX TRANSPORTATION INC
filed 2004-11-03
CIK 88128

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 24, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 1-3359

CSX TRANSPORTATION, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-6000720
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 Water Street, 15th Floor, Jacksonville, FL	32202
(Address of principal executive offices)	(Zip Code)

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

CSX TRANSPORTATION, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2004

CSX TRANSPORTATION, INC.

ITEM 1: FINANCIAL STATEMENTS

Consolidated Income Statements (Unaudited)

	Quarters Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
(Dollars in Millions)	2004	2003	2004	2003
OPERATING REVENUE
Merchandise	$971	$917	$2,920	$2,766
Automotive	185	193	607	625
Coal, Coke and Iron Ore	438	398	1,302	1,197
Other	22	2	64	26

Total	1,616	1,510	4,893	4,614
OPERATING EXPENSE
Labor and Fringe	637	617	1,909	1,858
Materials, Supplies and Other	309	268	938	846
Conrail Rents, Fees and Services	68	90	250	268
Related Party Service Fees	30	42	120	135
Building and Equipment Rent	102	106	301	298
Depreciation	154	137	435	415
Fuel	161	132	466	426
Restructuring Charge	3	—	50	—
Provision for Casualty Claims	—	229	—	229

Total	1,464	1,621	4,469	4,475
Operating Income (Expense)	152	(111)	424	139
Other Income	9	6	8	7
Interest Expense	26	23	75	79

Earnings (Loss) before Income Taxes and Cumulative Effect of Accounting Change	135	(128)	357	67
Income Tax Expense	51	(60)	138	26

Earnings (Loss) before Cumulative Effect of Accounting Change - Net of Tax	84	(68)	219	41
Cumulative Effect of Accounting Change - Net of Tax	—	—	—	57

Net Earnings (Loss)	$84	$(68)	$219	$98

See accompanying Notes to Consolidated Financial Statements (unaudited).

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS

Consolidated Balance Sheets

	(Unaudited)
	September 24,	December 26,
(Dollars in Millions)	2004	2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$18	$14
Accounts Receivable - Net	1,030	1,004
Materials and Supplies	155	160
Income Taxes Receivable	2	31
Deferred Income Taxes	117	115
Other Current Assets	186	23

Total Current Assets	1,508	1,347
Properties	24,533	17,967
Accumulated Depreciation	(5,200)	(4,916)

Properties - Net	19,333	13,051
Affiliates and Other Companies	359	248
Other Long-term Assets	678	628

Total Assets	$21,878	$15,274

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$624	$609
Labor and Fringe Benefits Payable	383	321
Casualty, Environmental and Other Reserves	185	211
Current Maturities of Long-term Debt	109	102
Income and Other Taxes Payable	55	68
Due to Parent Company	1,496	2,479
Due to Affiliate	759	251
Other Current Liabilities	39	97

Total Current Liabilities	3,650	4,138
Casualty, Environmental and Other Reserves	645	674
Long-term Debt	1,175	710
Deferred Income Taxes	6,022	3,596
Other Long-term Liabilities	615	575

Total Liabilities	12,107	9,693

Shareholder’s Equity:
Common Stock, $20 Par Value:
Authorized 10,000,000 Shares Issued and Outstanding 9,061,038 Shares	181	181
Other Capital	5,392	1,380
Retained Earnings	4,091	4,014
Accumulated Other Comprehensive Earnings	107	6

Total Shareholder’s Equity	9,771	5,581

Total Liabilities and Shareholder’s Equity	$21,878	$15,274

See accompanying Notes to Consolidated Financial Statements (unaudited).

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS

Consolidated Cash Flow Statements

	Nine Months Ended (Unaudited)
(Dollars in Millions)	September 24, 2004	September 26, 2003
OPERATING ACTIVITIES
Net Earnings	$219	$98
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Depreciation	435	415
Deferred Income Taxes	123	30
Restructuring Charge	50	—
Cumulative Effect of Accounting Change - Net of Tax	—	(57)
Provision for Casualty Claims	—	229
Other Operating Activities	(85)	17
Changes in Operating Assets and Liabilities:
Accounts Receivable	(16)	16
Termination of Sale of Receivables	—	(869)
Other Current Assets	(20)	(13)
Accounts Payable	(5)	(53)
Accounts Receivable Affiliates	531	4
Income Tax Receivable	29	—
Labor and Fringe Payable	60	(31)
Income and Other Taxes Payable	(14)	2
Current Casualty and Other Environmental Reserves	(4)	(8)
Other Current Liabilities	(17)	(42)

Net Cash Provided By (Used In) Operating Activities	1,286	(262)

INVESTING ACTIVITIES
Property Additions	(681)	(676)
Proceeds from Property Dispositions	15	—
Other Investing Activities	—	5

Net Cash Used In Investing Activities	(666)	(671)

FINANCING ACTIVITIES
Advances from Parent Company	(377)	1,377
Long-term Debt Repaid	(94)	(263)
Dividends Paid	(143)	(173)
Other Financing Activities	(2)	1

Net Cash (Used In) Provided by Financing Activities	(616)	942

Net Increase in Cash and Cash Equivalents	4	9
CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	14	—

Cash and Cash Equivalents at End of Period	$18	$9

See accompanying Notes to Consolidated Financial Statements (unaudited).

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to fairly present the financial position of CSX Transportation, Inc. and subsidiaries (“CSXT” or the “Company”) at September 24, 2004 and December 26, 2003, and the results of its operations and for the quarters and nine months ended September 24, 2004 and September 26, 2003, and cash flows for the nine months ended September 24, 2004, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 2004 presentation. CSXT is a wholly owned subsidiary of CSX Corporation (“CSX”).

     The Company suggests that these financial statements be read in conjunction with the financial statements and the notes included in The Company’s most recent Annual Report on Form 10-K, 2004 First and Second Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

     CSXT follows a 52/53 week fiscal reporting calendar. Fiscal year 2004 consists of a 53-week year ending on December 31, 2004. Fiscal year 2003 consisted of 52 weeks ended on December 26, 2003. The financial statements presented are for the 13-week quarters ended September 24, 2004 and September 26, 2003, the 39-week periods ended September 24, 2004 and September 26, 2003, and as of December 26, 2003. In 2004, the fourth quarter ending December 31, 2004 will consist of 14 weeks.

     Accumulated Other Comprehensive earnings for the third quarter and nine months of 2004 was $60 million and $107 million, respectively, after tax, resulting from the increase in fair value of fuel derivative instruments. (See Note 7, Derivative Financial Instruments.) Total comprehensive earnings approximated net earnings for the quarter and nine months ended September 26, 2003.

NOTE 2.	NEW ACCOUNTING PRONOUNCEMENTS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES

     Statement of Financial Accounting Standards (“SFAS”) 143, “Accounting for Asset Retirement Obligations” was issued in 2001. This statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. In conjunction with the group-life method of accounting for asset costs, the Company historically accrued crosstie removal costs as a component of depreciation, which is not permitted under SFAS 143. With the adoption of SFAS 143 in fiscal year 2003, CSXT recorded pretax income of $93 million, $57 million after tax, as a cumulative effect of an accounting change in the first quarter, representing the reversal of the accrued liability for crosstie removal costs. The adoption of SFAS 143 did not have a material effect on prior reporting periods and will not have a material effect on future earnings.

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 2.	NEW ACCOUNTING PRONOUNCEMENTS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES, Continued

     In 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which requires a variable interest entity (“VIE”) to be consolidated by a company that is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the entity’s residual returns, or both. Under that guidance, CSXT consolidated Four Rivers Transportation, Inc. (“FRT”), a shortline railroad, into its financial statements at the beginning of fiscal 2004. Previously, FRT was accounted for under the equity method of accounting. Other income includes net equity earnings for FRT for the quarter and nine months ended September 26, 2003. The following table indicates the impact of consolidating FRT in 2004 compared to equity method accounting in 2003.

	Income Statement Impact
	Quarters Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
(Dollars in Millions)	2004	2003	2004	2003
Revenues	$16	$—	46	$—
Operating Expense	9	—	27	—
Net Equity Earnings	—	—	—	2
Net Income	1	—	4	—

	Balance Sheet Impact
	September 24,	December 26,
(Dollars in Millions)	2004	2003
Current Assets	$30	$—
Long-term Assets	145	44
Current Liabilities	28	—
Long-term Liabilities	95	—

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3.	INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL

Background

     As previously reported, in June 2003 CSX, Norfolk Southern Corporation (“NS”), and Conrail Inc. (“Conrail”) jointly filed a petition with the Surface Transportation Board (“STB”) to establish direct ownership and control by CSX’s and NS’ respective subsidiaries, CSXT and Norfolk Southern Railway Company (“NSR”), of CSX’s and NS’ portions of the Conrail system already operated by them separately and independently under various agreements. These portions of the Conrail system were owned by Conrail’s subsidiaries, New York Central Lines, LLC (“NYC”) and Pennsylvania Lines, LLC (“PRR”). In August 2004, the following events occurred: (i) the ownership of NYC and PRR was transferred to CSXT and NSR, respectively, and (ii) CSXT consummated an exchange offer of new unsecured securities of subsidiaries of CSXT and NSR for unsecured securities of Conrail. The exchange offer was the final stage in the restructuring of Conrail’s unsecured indebtedness as described in the parties joint petition filed with the STB.

     CSXT and NSR offered unsecured debt securities of newly formed subsidiaries in an approximate 42%/58% ratio in exchange for Conrail’s unsecured debentures. The debt securities issued by each respective subsidiary were fully and unconditionally guaranteed by CSXT and NSR. Upon completion of the transaction, the subsidiaries merged into CSXT and NSR, respectively, and the new debt securities thus became direct unsecured obligations of CSXT and NSR. Conrail’s secured debt and lease obligations remained obligations of CSXT or NSR. Conrail’s secured debt and lease obligations of Conrail are supported by new leases and subleases which became the direct lease and sublease obligations, also in an approximate 42%/58% ratio, of CSXT and NSR.

     Prior to the transaction, CSX’s and NS’ indirect ownership interest in NYC and PRR mirror their ownership interest in Conrail (42% for CSX and 58% for NS). Subsequent to the transaction, CSXT obtained direct ownership of all NYC and NSR obtained direct ownership PRR. Thus, CSX in effect received NS’s 58% indirect ownership in NYC and NS in effect received CSX’s 42% indirect ownership of PRR. The receipt of the interests not already indirectly owned by CSX was accounted for at fair value. The receipt of the NYC interest already indirectly owned by CSX was accounted for using CSX’s basis in amounts already included within CSX’s investment in Conrail.

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3. INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

     The Company recorded this transaction at fair value based on the preliminary results of an independent valuation. The accounting for the transaction could be adjusted upon receipt of the final third party valuation and allocation of fair value to individual assets. The following tables summarize the estimated fair value of the acquired assets and liabilities assumed at the date of the spin-off and at the end of the prior year and its effects on the Company’s Consolidated Balance Sheets as of September 24, 2004 and December 26, 2003. Fair value adjustments are non-cash transactions and, accordingly, have no cash impact on the Consolidated Cash Flow Statements.

			(Unaudited)
	Before Spin-off Effects	Effects of	Reported September 24,
(Dollars in Millions)	September 24, 2004	Spin-off	2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$18	$—	$18
Accounts Receivable — Net	1,030	—	1,030
Materials and Supplies	155	—	155
Income Tax Receivable	2	—	2
Deferred Income Taxes	117	—	117
Other Current Assets	(425)	611	186

Total Current Assets	897	611	1,508
Properties — Net	13,315	6,018	19,333
Affiliates and Other Companies	359	—	359
Other Long-term Assets	542	136	678

Total Assets	15,113	6,765	$21,878

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	624	—	$624
Labor and Fringe Benefits Payable	383	—	383
Casualty, Environmental and Other Reserves	185	—	185
Current Maturities of Long-term Debt	109	—	109
Income and Other Taxes Payable	55	—	55
Due to Parent Company	1,496	—	1,496
Due to Affiliate	759	—	759
Other Current Liabilities	47	(8)	39

Total Current Liabilities	3,658	(8)	3,650
Casualty, Environmental and Other Reserves	639	6	645
Long-term Debt	647	528	1,175
Deferred Income Taxes	3,809	2,213	6,022
Other Long-term Liabilities	606	9	615

Total Liabilities	9,359	2,748	12,107

Shareholder’s Equity:
Common Stock, $20 Par Value	181	—	181
Authorized 10,000,000 Shares
Issued and Outstanding 9,061,038 Shares
Other Capital	1,379	4,013	5,392
Retained Earnings	4,087	4	4,091
Accumulated Other Comprehensive Earnings	107	—	107

Total Shareholder’s Equity	5,754	4,017	9,771

Total Liabilities and Shareholder’s Equity	15,113	6,765	$21,878

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3. INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

			Proforma Spin-off
	Reported December 26,	Effects of	Effects December
(Dollars in Millions)	2003	Spin-off	26, 2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$14	$—	$14
Accounts Receivable - Net	1,004	—	1,004
Materials and Supplies	160	—	160
Income Tax Receivable	31	—	31
Deferred Income Taxes	115	—	115
Other Current Assets	23	573	596

Total Current Assets	1,347	573	1,920
Properties - Net	13,051	6,151	19,202
Affiliates and Other Companies	248	—	248
Other Long-term Assets	628	136	764

Total Assets	$15,274	6,860	22,134

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$609	—	609
Labor and Fringe Benefits Payable	321	—	321
Casualty, Environmental and Other Reserves	211	—	211
Current Maturities of Long-term Debt	102	—	102
Income and Other Taxes Payable	68	—	68
Due to Parent Company	2,479	—	2,479
Due to Affiliate	251	—	251
Other Current Liabilities	97	(8)	89

Total Current Liabilities	4,138	(8)	4,130
Casualty, Environmental and Other Reserves	674	6	674
Long-term Debt	710	528	1,238
Deferred Income Taxes	3,596	2,269	5,865
Other Long-term Liabilities	575	9	590

Total Liabilities	9,693	2,804	12,497

Shareholder’s Equity:
Common Stock, $20 Par Value	181	—	181
Authorized 10,000,000 Shares
Issued and Outstanding 9,061,038 Shares
Other Capital	1,380	4,056	5,436
Retained Earnings	4,014	—	4,014
Accumulated Other Comprehensive Earnings	6	—	6

Total Shareholder’s Equity	5,581	4,056	9,637

Total Liabilities and Shareholder’s Equity	$15,274	6,860	22,134

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3. INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

     The following table illustrates the pro forma effect on the Consolidated Income Statements as if the spin-off transaction had been completed as of the beginning of the periods.

	Quarters Ended			Quarters Ended
	September 24, 2004			September 26, 2003
		Effect of			Effect of
(Dollars in Millions	As reported	Spin-off	ProForma	As reported	Spin-off	ProForma
Operating Revenue	$1,616	$—	$1,616	$1,510	$—	$1,510
Earnings (Loss)	84	4	88	(68)	5	(63)
Net Earnings (Loss)	$84	$4	$88	$(68)	$5	$(63)

	Nine Months Ended			Nine Months Ended
	September 24, 2004			September 26, 2003
		Effect of			Effect of
	As reported	Spin-off	ProForma	As reported	Spin-off	ProForma
Operating Revenue	$4,893	$—	$4,893	$4,614	$—	$4,614
Earnings before Cumulative Effect of Accounting Change	219	15	234	41	16	57
Cumulative Effect of Accounting Change — Net of Tax	—	—	—	57	—	57
Net Earnings	$219	$15	$234	$98	$16	$114

CSX TRANSPORTATION, INC.
Item 1: Financial Statements
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3. INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

     As noted, Conrail will continue to own, manage, and operate the Shared Assets Areas. However, this transaction effectively decreased rents paid to Conrail after the transaction date as assets previously leased from Conrail are now owned by CSXT. Due to the spin-off transaction the future minimum payments to Conrail under the operating, equipment and shared area agreements will be significantly reduced.

Accounting and Financial Reporting Effects

     CSXT’s rail and intermodal operating revenue includes revenue from traffic moving on Conrail property. Operating expenses include costs incurred to handle such traffic and operate the Conrail lines. Rail operating expense includes an expense category, “Conrail Rents, Fees and Services,” which reflects:

1.	Right-of-way usage fees to Conrail through August 2004.

2.	Equipment rental payments to Conrail through August 2004.

3.	Transportation, switching and terminal service charges provided by Conrail in the Shared Assets Areas that Conrail operates for the joint benefit of CSXT and NSR.

Transactions with Conrail

     As listed below, CSXT has amounts payable to Conrail representing expenses incurred under the operating, equipment and shared area agreements with Conrail.

(Dollars in Millions)

	September 24,	December 26,
(Dollars in Millions)	2004	2003
Payable to Conrail	$41	$71

     The agreement under which CSXT operated its allocated portion of the Conrail route system was terminated upon consummation of the spin-off transaction, as CSXT then became the direct owner of its allocated portion of the Conrail system. Agreements for subleasing Conrail equipment operated by CSXT cover varying terms. CSXT is responsible for all costs of operating, maintaining, and improving the equipment under these agreements.

CSX TRANSPORTATION, INC.
Item 1: Financial Statements
Notes to Consolidated Financial Statements (Unaudited)

NOTE 4. ACCOUNTS RECEIVABLE

Sale of Accounts Receivable

     As of June, 2003, CSXT discontinued its accounts receivable securitization program. Prior to that, CSXT sold, without recourse, a revolving pool of accounts receivable to CSX Trade Receivables Corporation (“CTRC”), a bankruptcy-remote entity wholly owned by CSX. CTRC transferred the accounts receivable to a master trust and caused the trust to issue multiple series of certificates representing undivided interests in the receivables. The certificates issued by the master trust were sold to investors and the proceeds from those sales were paid to CSXT. Net losses associated with the sale of receivables were $36 million, for the nine months ended September 26, 2003.

Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts based on the expected collectibility of all accounts receivable. The allowance for doubtful accounts is included in the balance sheet as follows:

	September 24,	December 26,
(Dollars in Millions)	2004	2003
Allowance for Doubtful Accounts	$76	$63

NOTE 5. OTHER INCOME

     Other income consists of the following:

	Quarters Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
(Dollars in Millions)	2004	2003	2004	2003
Income from Real Estate Operations	$8	$6	$9	$43
Discounts on Sales of Accounts Receivable	—	—	—	(36)
Miscellaneous	1	—	(1)	—

Total	$9	$6	$8	$7

Gross Revenue from Real Estate Operations Included in Other Income	$15	$13	$37	$66

CSX TRANSPORTATION, INC.
Item 1: Financial Statements
Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. RELATED PARTIES

     At September 24, 2004 and December 26, 2003, CSXT had $2.1 billion and $2.5 billion deficit balances, respectively, relating to CSXT’s participation in the CSX cash management plan. The amount is included in Due to Parent Company in the Consolidated Balance Sheets. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSXT and CSX are committed to repay all amounts due each other on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on returns earned by the plan portfolio, which was 1.4% and 1.1% at September 24, 2004 and September 26, 2003, respectively. Interest expense related to this plan was $12 million and $35 million for the quarter and nine months ended September 24, 2004, respectively, and $11 million and $33 million for the quarter and nine months ended September 26, 2003, respectively.

Detail of Related Party Service Fees (as included in the Consolidated Income Statement)

	Quarters Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
(Dollars in Millions)	2004	2003	2004	2003
CSXI	$(104)	$(100)	$(308)	$(297)
CSX Management Service Fee	62	60	186	180
CSX Technology	39	47	138	149
TDSI	12	12	42	39
TRANSFLO	21	23	62	64

Total Related Party Service Fees	$30	$42	$120	$135

Related Party Service Fees consist of amounts related to:

•	CSX Intermodal, Inc. (“CSXI”) Reimbursements — Reimbursement from CSXI under an operating agreement for costs incurred by CSXT related to intermodal operations. This reimbursement is based on an amount which approximates actual costs. CSXT also collects certain revenue on behalf of CSXI under the operating agreement.

•	CSX Management Service Fee — A management service fee charged by CSX as compensation for certain corporate services provided to CSXT. These services include, but are not limited to, the areas of human resources, finance, administration, benefits, legal, tax, internal audit, corporate communications, risk management, and strategic management services. The fee is calculated as a percentage of CSXT’s revenue.

•	CSX Technology, Inc. (“CSX Technology”) Charges — Data processing charges from CSX Technology for the development, implementation, and maintenance of computer systems, software, and associated documentation for the day-to-day operations of CSXT. These charges are based on a mark-up of direct costs.

CSX TRANSPORTATION, INC.
Item 1: Financial Statements
Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. RELATED PARTIES, continued

•	Total Distribution Services, Inc. (“TDSI”) Charges — Charges from TDSI for services provided to CSXT at automobile ramps. These charges are calculated based on direct costs.

•	TRANSFLO Terminal Services, Inc. (“TRANSFLO”) Charges — Charges from TRANSFLO for services provided to CSXT at bulk commodity facilities. These charges are calculated based on direct costs.

CSXI, CSX Technology, TDSI, and TRANSFLO are wholly owned subsidiaries of CSX.

Detail of Due to Affiliate (as included in the Consolidated Balance Sheets)

	September 24,	December 26,
(Dollars in Millions)	2004	2003
CSXI	$244	$49
CSX Technology	304	55
TDSI	26	12
TRANSFLO	50	15
CSX Insurance	110	115
Other	25	5

Total Due to Affiliate	$759	$251

Due to Affiliates consists of amounts related to:

•	CSXI, CSX Technology, TDSI, and TRANSFLO previously explained.

•	CSX Insurance – CSXT and CSX Insurance Company (“CSX Insurance”), a wholly owned subsidiary of CSX, have entered into a loan agreement whereby CSXT may borrow up to $125 million from CSX Insurance. The loan is payable in full on demand. At September 24, 2004 and December 26, 2003, $105 million and $115 million was outstanding under the agreement, respectively. Interest on the loan is payable monthly at 0.45% over the LIBOR rate, which was 1.84% and 1.12% at September 24, 2004 and September 26, 2003, respectively.

     CSXT participates with CSX Container Leasing, LLC (“CCL”), a wholly owned subsidiary of CSX, in sale-leaseback arrangements. Under these arrangements, CCL sold equipment to a third party and CSXT leased the equipment and assigned the lease to CCL. CCL is obligated for all lease payments and other associated equipment expenses. If CCL defaults on its obligations under the arrangements, CSXT would assume the asset lease rights and obligations of approximately $10 million and $23 million at September 24, 2004 and December 26, 2003, respectively. These leases were either assumed by Maersk as part of its purchase of the CSX international liner business or were assumed by Horizon Lines LLC (“Horizon”), formerly CSX Lines, as part of its ongoing domestic shipping business. CSXT believes that Maersk and Horizon will fulfill their contractual commitments with respect to such leases and that CSXT will have no further liability for those obligations.

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

     Following is a summary of outstanding fuel swaps:

September 24,
2004
Approximate Gallons Hedged (Millions)	446
Average Price Per Gallon	$0.80
Swap Maturities	September 2004 - July 2006

	2004	2005	2006
Estimated % of Future Fuel Purchases Hedged at September 24, 2004	40%	46%	12%

     The program limits fuel hedges to a 24-month duration and a maximum of 80% of CSXT’s average monthly fuel purchased for any month within the 24-month period and places the hedges among selected counterparties. Fuel hedging activity favorably impacted fuel expense for the quarter and nine months ended September 24, 2004 by $13 million and $17 million, respectively. Ineffectiveness, or the extent to which changes in the fair values of the fuel swaps did not offset changes in the fair values of the expected fuel purchases, was immaterial.

     These instruments qualify, and are designated by management, as cash-flow hedges of variability in expected future cash flows attributable to fluctuations in fuel prices. The fair values of fuel derivative instruments are determined based upon current fair market values as quoted by third party dealers and are recorded on the Balance Sheets with offsetting adjustments to Accumulated Other Comprehensive Earnings, a component of Shareholders’ Equity. Accumulated Other Comprehensive Earnings included a gain of approximately $107 million and $6 million, after tax, as of September 24, 2004 and December 26, 2003, respectively, related to fuel derivative instruments. Fair value adjustments are non-cash transactions and, accordingly, have no cash impact on the Consolidated Cash Flow Statements.

     The Company has temporarily suspended entering into new swaps in its fuel hedge program since the middle of the third quarter, 2004. The Company will continue to monitor and assess the current issues facing the global fuel market place to decide when to resume trading under the program.

     The counterparties to the fuel hedge agreements expose the Company to credit loss in the event of nonperformance. The Company does not anticipate nonperformance by the counterparties.

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 8. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES

Casualty, environmental and other reserves are provided for in the Consolidated Balance Sheets as follows:

	September 24, 2004			December 26, 2003
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total
Casualty and Other	$139	$474	$613	$142	$503	$645
Separation	16	142	158	39	156	195
Environmental	30	29	59	30	15	45

Total	$185	$645	$830	$211	$674	$885

Casualty Reserves

     Casualty reserves represent accruals for the uninsured portion of occupational injury and personal injury claims. The Company’s estimate of casualty reserves includes an estimate of incurred but not reported claims for asbestos and other occupational injuries to be received over the next seven years. Other occupational claims include allegations of exposure to certain materials in the workplace, such as solvents and diesel fuel, or alleged physical injuries, such as carpal tunnel syndrome or hearing loss.

     In the third quarter of 2003, the Company changed its estimate of casualty reserves to include an estimate of incurred but not reported claims for asbestos and other occupational injuries. In conjunction with the change in estimate, the Company recorded a charge of $229 million ($143 million after tax) in the third quarter of 2003 to increase its provision for these claims.

Asbestos and Other Occupational Injuries

     The Company is assisted by third party professionals to project the number of asbestos and other occupational injury claims to be received over the next seven years and the related costs. Based on this analysis, the Company established reserves for the probable and reasonably estimable asbestos and other occupational injury liabilities.

     The methodology used by the third party to project future occupational injury claims was based largely on CSXT’s recent experience, including claim-filing and settlement rates, injury and disease mix, open claims and claim settlement costs. However, projecting future occupational injury claims and settlements costs is subject to numerous variables that are difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables, including the type and severity of the injury or disease alleged by each claimant, the long latency period associated with exposure, dismissal rates, costs of medical treatment, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, and the impact of changes in legislative or judicial standards, may cause actual results to differ significantly from current estimates. Furthermore, predictions with respect to these variables are subject to greater uncertainty as the projection period lengthens. In light of these uncertainties, CSXT believes that seven years is the most reasonable period for estimating future claims and that claims received after that period are not reasonably estimable. CSXT’s reserve for asbestos and other occupational claims on an undiscounted basis amounted to $307 million at September 24, 2004, compared to $331 million at December 26, 2003.

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 8. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued

Casualty Reserves, Continued

     CSXT increased its reserve for asbestos and other occupational claims by a net $203 million during the third quarter of 2003 to cover the estimate of incurred but not reported claims to be filed. Reflecting the additional provisions, CSXT’s reserve for asbestos and other occupational claims on an undiscounted basis amounted to $337 million at September 26, 2003.

     A summary of existing claims activity is as follows:

	Nine Months Ended	Fiscal Year Ended
	September 24, 2004	December 26, 2003
Asserted Claims:
Open Claims - Beginning of Period	7,395	8,788
New Claims Filed	656	2,305
Claims Settled	(2,195)	(3,338)
Claims Dismissed	(217)	(360)

Open Claims - End of Period	5,639	7,395

Personal Injury

     During the third quarter of 2003, CSXT retained an independent actuarial firm to assess the value of CSXT’s personal injury portfolio. CSXT continues to retain an independent actuarial firm to assess the value of CSXT’s personal injury portfolio. The methodology used by the actuary includes a development factor to reflect growth in the value of the Company’s personal injury claims. This methodology is based largely on CSXT’s historical claims and settlement activity. Actual results may vary from estimates due to the type and severity of the injury, costs of medical treatments, and uncertainties surrounding the litigation process. Reserves for personal injury claims are $254 million and $253 million at September 24, 2004, and December 26, 2003, respectively.

Separation Liability

     Separation liabilities at September 24, 2004, and December 26, 2003, include productivity charges recorded in 1991 and 1992 to provide for the estimated costs of implementing workforce reductions, improvements in productivity, and other cost reductions at the Company’s major transportation units. The remaining separation liabilities are expected to be paid out over the next 15 to 20 years. Separation liabilities also include amounts payable under the Company’s management restructuring programs. (See Note 10, Management Restructuring.)

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 8. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued

Environmental Reserves

     CSXT is a party to various proceedings, including administrative and judicial proceedings, involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party at approximately 253 environmentally impaired sites, many of which are, or may be, subject to remedial action under the Federal Superfund statute (“Superfund”) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Some of the proceedings involve property formerly or currently owned by CSXT or its railroad predecessors. Proceedings arising under Superfund or similar state statutes can involve numerous other companies who generated the waste or owned or operated the property and involve the allocation of liability for costs associated with site investigation and cleanup, which could be substantial.

     At least once each quarter, CSXT reviews its role with respect to each such location, giving consideration to a number of factors, including the type of cleanup required, the nature of CSXT’s alleged connection to the location (e.g., generator of waste sent to the site or owner or operator of the site), the extent of CSXT’s alleged connection (e.g., volume of waste sent to the location and other relevant factors), the accuracy and strength of evidence connecting CSXT to the location, and the number, connection, and financial viability of other named and unnamed potentially responsible parties at the location.

     Based on the review process, CSXT has recorded reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at September 24, 2004, and December 26, 2003 were $59 million and $45 million, respectively. Approximately $6 million of the increase is attributable to liabilities assumed due to the Conrail spin-off transaction. These liabilities, which are undiscounted, include amounts representing CSXT’s estimate of unasserted claims, which CSXT believes to be immaterial. The liability includes future costs for all sites where the Company’s obligation is (1) deemed probable and (2) reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the September 24, 2004 environmental liability is expected to be paid out over the next seven years.

     The Company does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, latent conditions at any given location could result in exposure, the amount and materiality of which cannot presently be reasonably estimated. Based upon information currently available, however, the Company believes its environmental reserves are adequate to take remedial actions to comply with present laws and regulations and that the ultimate liability for these matters, if any, will not materially affect its overall results of operations and financial condition.

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

     The Company has a commitment under a long-term maintenance program for approximately 40% of CSXT’s fleet of locomotives. The agreement expires in 2026 and approximates $2.6 billion. The long-term maintenance program is intended to provide CSXT access to efficient, high-quality locomotive maintenance services at fixed price levels through the term of the program. Under the program, CSXT paid $39 million and $114 million during the quarter and nine month periods ended September 24, 2004, respectively. During the quarter and nine month periods ended September 26, 2003, the Company paid $32 million and $98 million, respectively.

Self-Insurance

     The Company uses a combination of third-party and self-insurance, obtaining substantial amounts of commercial insurance for potential losses for third-party liability and property damages. Specified levels of risk (up to $35 million for property and $25 million for liability per occurrence) are retained on a self-insurance basis.

STB Proceeding

     In 2001, Duke Energy Corporation (“Duke”) filed a complaint before the STB alleging that certain CSXT common carrier coal rates are unreasonably high. In February 2004, the STB issued a decision finding that the CSXT common carrier rates are reasonable. While approving the rate levels, the STB also invited Duke to request a phase-in of rate increases over some time period. The nature and amount of any such phase-in is uncertain, and would only apply to billings subsequent to December 2001. In October 2004, the STB issued a decision denying Duke’s petition for reconsideration of its February 2004 ruling. CSXT will continue to consider and pursue all available legal defenses in this matter. Administrative and legal appeals are possible, and could take several years to resolve. An unfavorable outcome with respect to the phase-in would not have a material effect on the Company’s financial position.

Contract Settlement

     In 2002, the Company received $44 million as the first of two payments to settle a contract dispute. During 2002, the Company recognized approximately $7 million of the first payment in other income as this amount related to prior periods. The remaining $37 million will be recognized over the contract period, which ends in 2020. The second payment of $23 million was received in 2003 and will be recognized over the contract period as well. The results of this settlement will provide an average of approximately $3 million in annual pretax earnings through 2020.

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 9. COMMITMENTS AND CONTINGENCIES, Continued

Other Legal Proceedings

     CSXT is involved in routine litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings, and private civil lawsuits, including those related to environmental matters, Federal Employers’ Liability Act claims by employees, other personal injury claims, and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for punitive as well as compensatory damages and others purport to be class actions. While the final outcome of these matters cannot be predicted with certainty considering, among other things, the meritorious legal defenses available and liabilities that have been recorded, along with applicable insurance, it is the opinion of CSXT management that none of these items will have a material adverse effect on the results of operations, financial position or liquidity of CSXT. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year. The Company is also a party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarter received.

     NOTE 10. MANAGEMENT RESTRUCTURING

     In the quarter and nine month period ending September 24, 2004, the Company recorded separation expenses and pension and post-retirement benefit curtailment charges for the management restructuring announced in November 2003 of $3 million and $50 million, respectively.

     In November 2003, the Company announced a management restructuring plan to streamline the structure, eliminate organizational layers, and realign certain functions. As of September 24, 2004, the initiative has reduced the non-union workforce by 644 positions. The Company recorded an initial pretax charge related to this reduction of $25 million in 2003.

     The total cost of the program through the third quarter of 2004 is $75 million. The majority of separation benefits will be paid from CSX’s qualified pension plan with the remainder being paid from general corporate funds. See the table below for a rollforward of significant components of the restructuring charge.

	Balance			Balance
	December 26,	Nine Months		September 24,
(Dollars in Millions)	2003	2004 Expense	Payments (a)	2004
Restructuring Liability	$24	$30	$(53)	$1
Pension and Postretirement Curtailment Charges		20

Nine Months 2004 Expense		$50

(a)	Includes payments from the qualified pension plan and general corporate funds.

CSX TRANSPORTATION, INC.

ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     CSXT follows a 52/53 week fiscal reporting calendar. Fiscal year 2004 consists of a 53-week year ending on December 31, 2004. Fiscal year 2003 consisted of 52 weeks ended on December 26, 2003. The financial statements presented are for the 13-week quarters ended September 24, 2004 and September 26, 2003, the 39-week periods ended September 24, 2004 and September 26, 2003, and as of December 26, 2003. In 2004, the fourth quarter ended December 31, 2004, will consist of 14 weeks.

Quarter ended September 24, 2004 compared to September 26, 2003

Operating Revenue

     The following table provides carload and revenue data by service group and commodity for the quarters ended September 24, 2004 and September 26, 2003:

CSX TRANSPORTATION TRAFFIC AND REVENUE (a)
Loads (Thousands); Revenue (Dollars in Millions)

Quarters Ended September 24, 2004 and September 26, 2003

	Carloads			Revenue
	(Thousands)			(Dollars in Millions)
	2004	2003	% Change	2004	2003	% Change
Merchandise
Phosphates and Fertilizers	107	114	(6)%	$75	$74	1%
Metals	95	85	12	129	107	21
Forest Products	115	115	—	171	158	8
Food and Consumer	59	61	(3)	93	89	4
Agricultural Products	82	88	(7)	117	116	1
Chemicals	139	136	2	266	248	7
Emerging Markets	126	130	(3)	120	125	(4)

Total Merchandise	723	729	(1)	971	917	6
Automotive	112	120	(7)	185	193	(4)
Coal, Coke and Iron Ore
Coal	406	391	4	423	384	10
Coke and Iron Ore	17	17	—	15	14	7

Total Coal, Coke and Iron Ore	423	408	4	438	398	10
Other	—	—	—	22	2	NM

Total	1,258	1,257	0%	$1,616	$1,510	7%

(a)	Prior periods have been reclassified to conform to the current presentation.

CSX TRANSPORTATION, INC.
ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, continued

     The following table provides carload and revenue data by service group and commodity for the nine months ended September 24, 2004 and September 26, 2003:

CSX TRANSPORTATION TRAFFIC AND REVENUE(a)
Loads (Thousands); Revenue (Dollars in Millions)

Nine Months Ended September 24, 2004 and September 26, 2003

	Carloads			Revenue
	(Thousands)			(Dollars in Millions)
	2004	2003	% Change	2004	2003	% Change
Merchandise
Phosphates and Fertilizers	348	344	1%	$252	$246	2%
Metals	284	260	9	373	325	15
Forest Products	344	345	—	496	469	6
Food and Consumer	179	181	(1)	272	262	4
Agricultural Products	263	268	(2)	375	368	2
Chemicals	418	406	3	786	741	6
Emerging Markets	372	356	4	366	355	3

Total Merchandise	2,208	2,160	2	2,920	2,766	6
Automotive	372	390	(5)	607	625	(3)
Coal, Coke and Iron Ore
Coal	1,219	1,164	5	1,254	1,155	9
Coke and Iron Ore	51	47	9	48	42	14

Total Coal, Coke and Iron Ore	1,270	1,211	5	1,302	1,197	9
Other	—	—	—	64	26	146

Total	3,850	3,761	2%	$4,893	$4,614	6%

(a)	Prior periods have been reclassified to conform to the current presentation.

CSX TRANSPORTATION, INC.
ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Quarter ended September 24, 2004 compared to September 26, 2003, Continued

Operating Revenue, Continued

     Revenue increased $106 million, or 7%, in the quarter ended September 24, 2004, as compared to the quarter ended September 26, 2003.

Merchandise

Merchandise showed improved yield in the third quarter. Overall revenue was up 6% while volume declined 1%. Most markets showed year-over-year improvement in revenue and revenue-per-car due to continued yield management efforts and the Company’s fuel surcharge program.

•	Phosphates and Fertilizers – Phosphate revenue was slightly favorable in third quarter on 6% less volume. Price increases, fuel surcharges and length of haul mix changes are contributing to revenue-per-car gains. However, revenue and volume were negatively impacted by hurricane disruptions, which caused fertilizer production curtailments and rail operational disruptions.

•	Metals – Strong demand continues across all commodity lines. Steel production and mill utilization have reached their highest levels since June 2004. Scrap and finished steel product prices have recently stabilized with supply becoming more available. Metals led all merchandise units in the third quarter with 21% revenue growth on 12% volume growth.

•	Forest Products – A stronger than expected housing market is positively influencing the panel and lumber markets. In addition, yield management efforts and fuel surcharges have increased revenue despite flat carload growth.

•	Food and Consumer – Volume is down slightly due to continued efforts to improve traffic mix. There is a continued interest in rail due to tightening truck capacity; however, the consistent service levels demanded by these customers limits traffic conversions at this time. Strong housing demand fueled strength in building products, roofing granules, and appliance markets. Yield management efforts and fuel surcharges continue to contribute to revenue-per-car gains.

•	Agricultural Products – Strong crop production in the Southeast, lack of soybean availability, and targeted wheat price increases have negatively impacted volume. Despite the volume decline, revenue has increased on the strength of feed demand, ethanol growth, and increases in price. Consumption of processed products remains flat. Previous contract renewals in corn sweeteners and recent price increases in other areas continue to improve yield. Length of haul mix changes in grain also contributed to revenue-per-car gains.

•	Chemicals – Chemicals continue to experience strong market demand across most commodities. Overall chemical industry shipments were up more than 6% in the third quarter. Chloralkali and plastics led the way with revenue growth. Plant utilization rates for these two segments continue in the mid to high 90% range. Yield management strategies continue to contribute to revenue-per-car gains.

•	Emerging Markets – Volume and revenue weakness was primarily driven by declines in industrial waste, auto shredder residue, and military shipments. Slightly unfavorable yield was mostly driven by mix change, as most individual commodities experienced revenue-per-car gains. Hurricane disruptions adversely affected strong demand for aggregates, cement, lime, and fly ash in the Southeast. Aggregates growth has been limited by unit train resource availability.

CSX TRANSPORTATION, INC.
ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Quarter ended September 24, 2004 compared to September 26, 2003, Continued

Operating Revenue, Continued

Automotive

North American light vehicle production declined by approximately 69,000 units or roughly 2%, year-over-year. Inventory levels remain high at 63 days for most manufacturers, 69 days for the Big 3. Ongoing rail service issues have also had an impact on base business and have hindered growth initiatives. In addition, hurricane disruptions negatively impacted Florida sales, hindering manufacturers’ efforts to reduce inventory.

Coal, Coke, and Iron Ore

Coal, coke, and iron ore experienced 10% revenue growth on 4% volume growth. This was driven by significant volume and revenue gains in export, metallurgical, northern utilities, and industrial markets. All lines of business reflect favorable year-over-year revenue-per-car gains. However, certain mines experienced flooding in the aftermath of Hurricane Ivan, which hampered production. Hurricanes further hampered service and volume growth.

Other

Other revenue for the third quarter of 2004 includes $16 million for FRT, a short-line railroad consolidated in 2004 pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. Prior to 2004, FRT was accounted for under the equity method.

Operating Expense

•	Labor and Fringe expenses increased $20 million during the third quarter of 2004 versus the prior year quarter. This increase is attributable to the effects of inflation, a $5 million increase resulting from the consolidation of FRT, along with increases in the Company’s incentive compensation plan. In the prior year quarter, the incentive compensation plan’s accrual was reversed, as there was no anticipated payout. These costs were partially offset by benefits realized from reduced staffing levels.

•	Materials, Supplies and Other expenses increased $41 million for the quarter versus the prior year quarter. This is due to increased maintenance and crew travel costs, other operation costs, and the consolidation of FRT. These costs were partially offset by decreases in cost of risk expenses.

•	Conrail Rents, Fees, and Services decreased $22 million versus the prior year quarter. This is due to the Conrail spin-off transaction that occurred during this quarter. This transaction effectively decreased rents paid to Conrail, beginning in September 2004, as assets previously leased from Conrail are now owned directly by CSXT.

•	Related Party Fees decreased by $12 million for the third quarter 2004 compared to the third quarter 2003.

•	Building and Equipment Rent decreased $4 million versus the prior year quarter, as a result of favorable mix and volume, which were partially offset by unfavorable asset utilization.

•	Depreciation expense increased $17 million for the third quarter 2004 compared to the quarter ended September 26, 2003. This increase is due to an increased depreciation base, mainly attributable to the Conrail spin-off transaction, as assets previously leased from Conrail are now owned directly by CSXT.

•	Fuel expense increased $29 million for the quarter versus the prior year quarter, primarily due to higher fuel prices, net of hedging benefits of $13 million.

CSX TRANSPORTATION, INC.
ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Quarter ended September 24, 2004 compared to September 26, 2003, Continued

•	Restructuring Charge of $3 million for the quarter ended September 24, 2004 represents the final charge for separation expenses related to the management restructuring announced in November 2003.

•	Provision for Casualty Claims decreased $229 million for the third quarter 2004 compared to the third quarter 2003. This is due to a third quarter 2003 charge of $229 million that was recorded in conjunction with the Company’s change in estimate for its casualty reserves to include an estimate of incurred but not reported claims for asbestos and other occupational injuries. (see Note 12, Casualty, Environmental and Other Reserves)

Operating Income

     Operating income was $152 million for the quarter ended September 24, 2004, as compared to a loss of $111 million for the prior year comparable quarter due to the $229 million provision for casualty claims and other expenses previously discussed. Operating expenses decreased $157 million to $1.5 billion for the quarter ended September 24, 2004, including management restructuring charges of $3 million. Additionally, the Company continues to experience challenges in train operations. A discussion of operating expenses precedes this analysis.

Other Income

     Other income increased by $3 million for the third quarter of 2004, as compared to the prior year comparable quarter, primarily due to an increase in income from real estate operations.

Interest Expense

     Interest expense increased by $3 million for the third quarter of 2004, as compared to the prior year comparable quarter due to the exchange of Conrail debt as a result of the Conrail spin-off transaction.

Net Earnings

     CSXT’s net earnings were $84 million in the quarter ended September 24, 2004, compared to a net loss of $68 million for the same period of the prior year.

CSX TRANSPORTATION, INC.
ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Nine months ended September 24, 2004 compared to September 26, 2003

Operating Revenue

     Operating revenue increased $279 million to $4.9 billion in the first nine months of 2004, compared to operating revenue for the same period in the prior year of $4.6 billion primarily due to volume and price increases.

Operating Income

     Operating income was $424 million for the nine months ended September 24, 2004, as compared to $139 million for the prior year comparable period, due to the $229 million provision for casualty claims recorded in 2003. Operating expenses decreased $6 million to $4.5 billion for the nine months ended September 24, 2004, including management restructuring charges of $50 million.

Other Income

     Other income increased by $1 million compared to the prior year comparable period. The change is related to the discontinuation of discounts on sales of accounts receivable, offset by decreased income from real estate operations.

Interest Expense

     Interest expense decreased $4 million compared to the prior year comparable period due to the discontinuation of the accounts receivable financing program and a slight decrease in interest rates, partially offset by the increase related to the Conrail spin-off transaction.

Income Tax Expense

     Income tax expense for the nine months ended September 24, 2003 includes $9 million for the increase in the Company’s deferred effective state income tax rate, which is applied to CSXT’s cumulative temporary differences. As a result of the conveyance of certain CSX assets, and the subsequent withdrawal of one CSX affiliate from several states, CSXT’s state income tax rates increased.

Net Earnings

     Net earnings for the nine months ended September 26, 2003 included a cumulative effect of an accounting change of $93 million, $57 million after tax, representing the reversal of the accrued liability for crosstie removal costs related to the adoption of SFAS 143, “Accounting for Asset Retirement Obligations”. This was offset by a $143 million after tax charge to increase the Company’s provision for casualty reserves.

     Earnings before the cumulative effect of accounting changes were $219 million and $41 million for the nine months ended September 24, 2004 and September 26, 2003, respectively.

CSX TRANSPORTATION, INC.
ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of certain revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates using management judgment are made for the following areas:

     1. Casualty, legal and environmental reserves

     2. Pension and postretirement medical plan accounting

     3. Depreciation policies for its assets under the group-life method

     These estimates and assumptions are discussed with the Audit Committee of the Board of Directors of CSX on a regular basis. For information regarding CSXT’s significant estimates using management judgment, see Management’s Discussion and Analysis of the Results of Operations in the Company’s Form 10-K for the year ended December 26, 2003.

Principal Accountant Services

     Our independent auditor, Ernst & Young LLP (“E&Y”) recently notified the SEC, the Public Company Oversight Board, and the Audit Committee of our Board of Directors that certain non-audit services E&Y performed in China for a large number of public Companies, including CSX, have raised questions regarding E&Y’s independence in its performance of audit services.

     With respect to CSX, from January 1996 through June 2003, E&Y performed tax calculation and preparation services for CSX employees located in China (4 employees during the applicable period), and E&Y’s affiliated firm in China made payments of the relevant taxes on behalf of two unconsolidated CSX affiliates. In addition, E&Y prepared business tax and corporate income tax returns and arranged for a one-time payment on behalf of an unconsolidated CSX affiliate in October of 2002. The payments of those taxes involved handling of Company related funds, which is not permitted under SEC auditor independence rules. These actions by affiliates of E&Y have been discontinued, and both the amount of the taxes and fees paid to E&Y in connection with these services are de minimis.

     The Audit Committee and E&Y discussed E&Y’s independence with respect to the Company in light of the forgoing facts. E&Y informed the Audit Committee that it does not believe that the holding and paying of those funds impaired E&Y’s independence with respect to the Company. The Audit Committee and the Company have considered the impacts of the actions by the affiliates of E&Y, and have independently concluded that these actions do not have an impact on E&Y’s independence. The Company, based on its own review, also is not aware of any additional non-audit services that may compromise E&Y’s independence in performing audit services for the Company.

CSX TRANSPORTATION, INC.
ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

               This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to, among other items:

•	projections and estimates of earnings, revenues, cost-savings, expenses, or other financial items;

•	statements of management’s plans, strategies and objectives for future operations, and management’s expectations as to future performance and operations and the time by which objectives will be achieved;

•	statements concerning proposed new products and services; and

•	statements regarding future economic, industry or market conditions, or performance.

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

               Forward-looking statements are subject to a number of risks and uncertainties and actual performance or results could differ materially from those anticipated by these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others:

•	Operating factors — the Company’s success in implementing its financial and operational initiatives, the extent to which the Company is successful in gaining long-term relationships with new customers or retaining existing relationships with current customers, changes in operating conditions and costs, competition, commodity concentrations, computer viruses, changes in labor costs and labor difficulties including stoppages affecting either the Company’s operations or our customers’ ability to deliver goods to the Company for shipment, the Company’s ability to improve operating efficiency through the execution of the ONE PLAN during a period of high demand for rail services, loss of essential services such as electricity, the inherent business risks associated with safety and security, and natural occurrences such as extreme weather conditions, floods and earthquakes, or other disruptions of the Company’s operations, systems, property, or equipment;

•	General economic and industry factors — material changes in domestic or international economic or business conditions, including those affecting the rail industry such as customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that consume and produce freight, competition from other modes of freight transportation such as trucking, competition and consolidation within the transportation industry generally, changes in fuel prices, and changes in securities and capital markets;

•	Legal and regulatory factors — developments and changes in laws and regulations, the ultimate outcome of shipper and rate claims subject to adjudication, environmental investigations or proceedings, and the outcome of other types of claims and litigation involving or affecting the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

     As of September 24, 2004, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 24, 2004. There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

For information relating to CSXT’s settlements and other legal proceedings, see Note 9.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

CSX TRANSPORTATION INC.
(Registrant)

By:	/s/CAROLYN T. SIZEMORE

Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: November 3, 2004