Form 10-K
period 2004-12-31
CSX TRANSPORTATION INC
filed 2005-03-08
CIK 88128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-3359

CSX TRANSPORTATION, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-6000720
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 Water Street, 15th Floor, Jacksonville, FL	32202
(Address of principal executive offices)	(Zip Code)

(904) 359-3100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Monon Railroad 6% Income Debentures, due January 1, 2007	New York Stock Exchange

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2).Yes ☐ No ☑

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value of the voting stock at June 25, 2004 was $-0-, excluding the voting stock held by the parent of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The registrant has 9,061,038 shares of common stock, par value $20.00 outstanding at March 4, 2005.

CSX TRANSPORTATION, INC.

10-K

CSX TRANSPORTATION, INC.

PART I

ITEMS 1. & 2. Business and Properties

General

     CSX Transportation, Inc. (“CSXT” or the “Company”) operates one of the largest rail networks in the United States, and provides rail freight transportation over a network of more than 22,000 route miles in 23 states, the District of Columbia, and two Canadian provinces. Headquartered in Jacksonville, Florida, CSXT conducts railroad operations in its own name and through railroad subsidiaries.

     CSXT employed an average of 32,074 employees during 2004. The Company considers employee relations to be good. Most of CSXT’s employees are represented by labor unions and are covered by collective bargaining agreements. Some of these agreements are scheduled to expire in 2005. CSXT is in the process of renegotiating most of these agreements, but the outcome of these negotiations is uncertain at this time. These negotiations have generally taken place over a number of years and have previously not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted.

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

Rail Lines

     On December 31, 2004, CSXT’s consolidated railroad system consisted of 38,732 miles of track consisting of the following. Included in the below are the following arrangements for use of track not owned by CSXT.

Track
Miles
First Main	22,153
Way and Yard Switching	9,908
Second Main and All Other Main	5,498
Running, Passing, Crossovers and Turnouts	1,173

Total	38,732

Track
Miles
Track under Operating Contracts	6,456
Leased Track	1,156
Track under Trackage Right Agreements	263

CSX TRANSPORTATION, INC.
PART I

ITEMS 1. & 2. Business and Properties, Continued

Equipment

     On December 31, 2004, CSXT and subsidiaries owned or leased the following:

	Owned	Leased	Total
Locomotives
Freight	2,495	811	3,306
Switching	207	7	214
Auxiliary Units	176	14	190

Total	2,878	832	3,710

Freight Cars
Gondolas	17,368	13,441	30,809
Open Top Hoppers	14,701	5,212	19,913
Flat Cars	846	18,202	19,048
Covered Hoppers	12,442	4,821	17,263
Box Cars	11,182	4,842	16,024
Refrigarator	2	1,044	1,046
Other	606	5	611

Total	57,147	47,567	104,714

ITEM 3. Legal Proceedings

     CSXT is involved in routine litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including those related to environmental matters, Federal Employers’ Liability Act claims by employees, other personal injury claims, and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for compensatory as well as punitive damages, and others purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of CSXT management that none of these items will have a material adverse effect on the income statement, balance sheet or liquidity of CSXT. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year. The Company is also a party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarters received.

     In further response to this Item, see the information set forth in Footnote 15, Commitments and Contingencies.

ITEM 4. Submission of Matters to a Vote of Security Holders

     Information omitted in accordance with General Instruction I (2)(c).

CSX TRANSPORTATION, INC.

PART II

ITEM 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

     CSXT is a wholly-owned subsidiary of CSX, and accordingly, there is no market for its common stock. During the years 2004, 2003 and 2002, CSXT paid dividends to CSX on its common stock of $190 million, $230 million and $200 million, respectively.

ITEM 6. Selected Financial Data

     Information omitted in accordance with General Instruction I (2)(a).

CSX TRANSPORTATION, INC.
PART II

ITEM 7. MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

ITEM 7. Management’s Discussion and Analysis

     Information omitted in accordance with General Instruction I(2)(a). However, in compliance with said Instruction, see “Management’s Narrative Analysis of the Results of Operations” on the following pages.

Management’s Narrative Analysis of the Results of Operations

Financial Results of Operations

     CSXT follows a 52/53-week fiscal reporting calendar. Fiscal year 2004 consisted of 53 weeks ending on December 31, 2004. Fiscal year 2003 consisted of 52 weeks ending on December 26, 2003.

2004 vs. 2003

Operating Revenue

     CSXT categorizes revenues in three main areas: merchandise, automotive and coal, coke and iron ore. Overall revenues were up $512 million to $6.7 billion in 2004 from $6.2 billion in 2003.

Merchandise Revenue

     Merchandise showed strength during 2004 with revenue up 8% on 3% volume growth. All markets showed year-over-year revenue improvement due to pricing, yield management strategies and the Company’s fuel surcharge program. All markets, except agricultural products, experienced increased volumes. Metals realized the most improvement, with 17% revenue growth on 9% volume growth. Strong demand existed across all steel commodity lines as steel production and mill utilization rates were at high levels. Forest products revenue grew 9% on 1% volume growth as a result of strength in panel and lumber markets driven by strong residential construction. Food and consumer revenues grew 7% on 1% volume growth. Food and consumer and forest products volumes were favorable year-over-year primarily due to the 53 week fiscal reporting calendar in 2004. Chemicals revenue grew 8% on 4% volume growth driven by strong customer demand and a rebound in U.S. chemical exports. Emerging markets revenues grew 7% on 6% volume growth, largely driven by strength in aggregates, cement, lime and fly ash. New industrial development is helping serve off-rail markets. Phosphate and fertilizer revenues grew 4% on 2% volume growth. Fertilizer production levels were mixed as high fertilizer prices and hurricane disruptions caused curtailments in production. Although ethanol shipments contributed to growth in agricultural products, revenue increased 3% on declining volume due to a decline in export and bean markets.

Automotive Revenue

     Volumes declined largely due to a 100,000 unit year-over-year decrease in North American light vehicle production. Downtime at CSXT-served plants also contributed to volume weakness. Price increases drove improvements in revenue-per-car.

Coal, Coke and Iron Ore Revenue

     Coal, coke and iron ore revenue increased 11% on 6% volume growth. All lines of business reflect year-over-year revenue-per-car improvements. Volume growth was driven by gains in export, metallurgical and utility markets. Strength in exports was due to high demand primarily related to Asia steel market needs.

CSX TRANSPORTATION, INC.
PART II
ITEM 7. MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Other

     Other revenue for the fiscal year 2004 includes $63 million for FRT, a short-line railroad consolidated in 2004 pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities”. Prior to 2004, FRT was accounted for under the equity method.

Carload and revenue data by service group and commodity is as follows:

Fiscal Years Ended December 31, 2004, December 26, 2003 and December 27, 2002

	Carloads			Revenue
	(Thousands)			(Dollars in Millions)
	2004	2003	2002	2004	2003	2002
Merchandise
Phosphates and Fertilizer	471	460	463	$341	$329	$324
Metals	380	348	319	511	435	401
Forest Products	465	459	449	681	622	600
Food and Consumer	245	242	235	377	351	330
Agricultural Products	356	363	361	512	497	494
Chemicals	564	541	539	1,069	989	959
Emerging Markets	506	476	424	504	471	398

Total Merchandise	2,987	2,889	2,790	3,995	3,694	3,506

Automotive	507	529	538	835	853	845

Coal, Coke & Iron Ore
Coal	1,659	1,570	1,574	1,714	1,543	1,529
Coke and Iron Ore	71	65	70	66	57	69

Total Coal, Coke & Iron Ore	1,730	1,635	1,644	1,780	1,600	1,598

Other	—	—	—	84	35	54

Total	5,224	5,053	4,972	$6,694	$6,182	$6,003

CSX TRANSPORTATION, INC.
PART II
ITEM 7. MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Operating Expense

     Total operating expenses increased $199 million to $6.1 billion, or 3% in 2004 as compared to operating expenses of $5.9 million in 2003.

     Labor and fringe expense increased $147 million or 6% compared to the prior year primarily attributable to the effects of inflation, consolidation of FRT and increases in the Company’s incentive compensation plan and pension costs. These costs were partially offset by benefits realized from reduced staffing levels.

     Materials, supplies and other expenses increased $163 million, or 14%, year-over-year primarily due to increased maintenance and crew travel costs, property and sales taxes, coupled with higher track, locomotive, car repair and other costs. Additionally, due to the adoption of SFAS 143, “Accounting for Asset Retirement Obligations,” as discussed in Note 1, Nature of Operations and Significant Accounting Policies, depreciation expense has been decreased and materials, supplies and other expense increased to account for the discontinuation of the accrual of cross-tie removal as a component of depreciation expense.

     Conrail rents, fees and services expense decreased $77 million or 22% in 2004 as compared to the prior year, as a result of the Conrail spin-off transaction, which decreased rents paid to Conrail as assets previously leased from Conrail are now owned directly by CSXT. (See Note 2, Investment In and Integrated Rail Operations with Conrail.)

     Related party service fees decreased $25 million or 14% year-over-year as a result of the decrease in service fees paid by the CSX Technology subsidiary and an increase in the CSX Intermodal credit.

     Building and equipment rent remained relatively consistent year-over-year with the slight increase in 2004 resulting from unfavorable asset utilization.

     Depreciation increased $84 million or 15% compared to the prior year primarily attributable to the Conrail spin-off transaction and the rail segment had property additions of approximately $1 billion, Additionally, due to the adoption of SFAS 143, “Accounting for Asset Retirement Obligations,” as discussed in Note 1. Nature of Operations and Significant Accounting Policies, depreciation expense has been decreased and materials, supplies and other expense increased to account for the discontinuation of the accrual of cross-tie removal as a component of depreciation expense.

     Fuel expense increased $90 million or 16% in 2004, net of $63 million of fuel hedging benefits, compared to the prior year primarily due to fuel price increases, while increased volumes were also a factor. The average price per gallon of diesel fuel, including benefits from CSX’s fuel hedging program, was $1.0950 in 2004 versus $0.9564 in 2003. In addition, the fuel surcharge programs and contractual cost escalation clauses used in most multi-year customer contracts partially offset fuel cost increases.

     For the fiscal year ended December 31, 2004, the Company recorded expense of $50 million for separation expense, pension and post-retirement benefit curtailment charges, stock compensation expense and other related expenses. (See Note 3, Management Restructuring.)

     Operating expense for the fiscal year ended December 26, 2003, included a charge of $229 million recorded in conjunction with the Company’s change in estimate for its casualty reserves to include an estimate of incurred but not reported claims for asbestos and other occupational injuries that could be received over the next seven years. This charge is reflected as “Provision for Casualty Claims” in the operating expense detail in the Income Statement. (See Note 10, Casualty, Environmental and Other Reserves.)

CSX TRANSPORTATION, INC.
PART II
ITEM 7. MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

Operating Income

     Operating income increased $313 million to $602 million in 2004, compared to $289 million in 2003 primarily due to an 8% increase in revenue coupled with the absence of $229 million provision for casualty claims, offset by $50 million of management restructuring charges and other expense increases as previously discussed.

Other Income

     Other income remained consistent with the prior year.

Interest Expense

     Interest expense increased by $11 million in 2004, as compared to 2003, due to the exchange of Conrail debt resulting from the Conrail spin-off transaction.

Net Earnings

     The Company reported net earnings for 2004 of $330 million compared to $196 million in 2003. The year ended December 26, 2003 included an after-tax cumulative effect of accounting change benefit of $57 million related to the adoption of Statement of Financial Accounting Standard (“SFAS”) 143, “Accounting for Asset Retirement Obligations.” Earnings before the cumulative effect of accounting change were $139 million in 2003. The $134 million year-over-year increase in net earnings primarily results from increased revenues, partially offset by increased expenses.

CSX TRANSPORTATION, INC.
PART II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     CSXT addresses the risk of volatility in its fuel costs through the use of derivative financial instruments. The Company does not hold or issue derivative financial instruments for trading purposes.

     During 2003, the Company began a program to hedge its exposure to fuel price volatility through swap transactions. As of December 31, 2004, CSX had hedged approximately 48%, and 9% of fuel purchases for 2005 and 2006, respectively. At December 31, 2004, a 1% change in fuel prices would result in an increase or decrease in the asset related to the swaps of approximately $4 million. The Company’s average annual fuel consumption is approximately 615 million gallons. A one-cent change in the price per gallon of fuel would affect fuel expense by approximately $5 million annually.

     The Company is exposed to loss in the event of non-performance by any counter-party to the fuel hedging agreements. The Company does not anticipate non-performance by such counter-parties, and no material loss would be expected from non-performance.

     CSXT had approximately $60 million of floating rate debt outstanding at December 31, 2004. A 1% variance in interest rates would on average affect annual interest expense by approximately $1 million.

CSX TRANSPORTATION, INC.
PART II
INDEX

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	12

CSX Transportation, Inc.

Consolidated Financial Statements and Notes to Consolidated Financial Statements Submitted Herewith:

Consolidated Income Statements Fiscal Years Ended:	13

•	December 31, 2004

•	December 26, 2003

•	December 27, 2002

Consolidated Balance Sheets as of:	14

•	December 31, 2004

•	December 26, 2003

Consolidated Cash Flow Statements Fiscal Years Ended:	15

•	December 31, 2004

•	December 26, 2003

•	December 27, 2002

Consolidated Statements of Changes in Shareholder’s Equity Fiscal Years Ended:	16

•	December 31, 2004

•	December 26, 2003

•	December 27, 2002

Notes to Consolidated Financial Statements	17

CSX TRANSPORTATION, INC.
PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of
Directors of CSX Transportation, Inc.

We have audited the accompanying consolidated Balance Sheets of CSX Transportation, Inc. as of December 31, 2004 and December 26, 2003, and the related consolidated statements of income, cash flows, and changes in shareholder’s equity for each of the three fiscal years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CSX Transportation, Inc. at December 31, 2004 and December 26, 2003, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the Consolidated Financial Statements, in 2003 the Company changed its method of accounting for railroad tie removal costs and stock-based compensation.

/s/ Ernst & Young LLP

Independent Certified Public Accountants

Jacksonville, Florida
March 2, 2005

CSX TRANSPORTATION, INC.
PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

CONSOLIDATED INCOME STATEMENTS

	Fiscal Years Ended
	December 31,	December 26,	December 27,
(Dollars in Millions)	2004	2003	2002

Operating Revenue
Merchandise	$3,995	$3,694	$3,507
Automotive	835	853	845
Coal, Coke and Iron Ore	1,780	1,600	1,597
Other	84	35	54

Total	$6,694	$6,182	$6,003

Operating Expense
Labor and Fringe	$2,605	$2,458	$2,443
Materials, Supplies and Other	1,304	1,141	1,052
Conrail Operating Fees, Rents and Services	280	357	346
Related Party Service Fees	152	177	187
Building & Equipment Rent	413	404	406
Depreciation	632	548	543
Fuel	656	566	449
Provision for Casualty Claims	—	229	—
Restructuring Charge —Net	50	13	—

Total	$6,092	$5,893	$5,426

Operating Income	602	289	577
Other Income and Expense
Other Income	27	28	15
Interest Expense	112	101	113

Earnings
Earnings Before Income Taxes	517	216	479
Income Tax Expense	187	77	183

Earnings before Cumulative Effect of Accounting Change	330	139	296
Cumulative Effect of Accounting Change	—	57	—

Net Earnings	$330	$196	$296

See Accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION, INC.
PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

CONSOLIDATED BALANCE SHEETS

	Fiscal Years Ended
	December 31,	December 26,
(Dollars in Millions)	2004	2003
ASSETS
Current Assets
Cash and Cash Equivalents	$19	$14
Accounts Receivable — Net	1,049	1,004
Materials and Supplies	156	160
Income Taxes Receivable	2	31
Deferred Income Taxes	98	115
Other Current Assets	122	23

Total Current Assets	1,446	1,347
Properties	24,674	17,967
Accumulated Depreciation	(5,288)	(4,916)

Properties —Net	19,386	13,051
Affiliates and Other Companies	368	248
Other Long-term Assets	610	628

Total Assets	$21,810	$15,274

LIABILITIES
Currents Liabilities
Accounts Payable	$670	$609
Labor and Fringe Benefits Payable	333	321
Casualty, Environmental and Other Reserves	261	211
Currents Maturities of Long-term Debt	121	102
Income and Other Taxes Payable	46	68
Due to Parent Company	1,685	2,479
Due to Affiliate	439	251
Other Current Liabilities	80	97

Total Current Liabilities	3,635	4,138
Casualty, Environmental and Other Reserves	579	674
Long-term Debt	1,142	710
Deferred Income Taxes	6,031	3,596
Other Long-term Liabilities	658	575

Total Liabilities	12,045	9,693
SHAREHOLDER’S EQUITY
Common Stock, $20 Par Value:
Authorized 10,000,000 Shares; Issued and Outstanding 9,061,038 Shares	181	181
Other Capital	5,358	1,380
Accumulated Other Comprehensive Earnings	72	6
Retained Earnings	4,154	4,014

Total Shareholder’s Equity	9,765	5,581

Total Liabilities and Shareholder’s Equity	$21,810	$15,274

See Accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION, INC.
PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

CONSOLIDATED CASH FLOW STATEMENTS

	Fiscal Years Ended
	December 31,	December 26,	December 27,
(Dollars in Millions)	2004	2003	2002
OPERATING ACTIVITIES
Net Earnings	$330	$196	$296
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Depreciation	632	548	543
Deferred Income Taxes	190	123	205
Provision for Casualty Claims	—	229	—
Restructuring	50	24	(32)
Cumulative Effect of Accounting Change	—	(57)	—
Other Operating Activities	(38)	27	(35)
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(44)	82	121
Termination of Sale of Receivables	—	(869)	(51)
Other Current Assets	5	10	7
Accounts Payable	101	(157)	(85)
Accounts Receivable Affiliates	161	195	1
Income Tax Receivable	29	(243)	1
Labor and Fringe Payable	51	2	(1)
Income and Other Taxes Payable	(23)	184	(15)
Current Casualty and Other Environmental Reserves	(11)	14	(5)
Other Current Liabilities	33	(50)	(18)

Net Cash Provided by Operating Activities	1,466	258	932

INVESTING ACTIVITIES
Property Additions	(978)	(940)	(981)
Short-term Investments	—	—	220
Proceeds from Property Dispositions	33	—	—
Other Investing Activities	—	16	(3)

Net Cash Used by Investing Activities	(945)	(924)	(764)

FINANCIAL ACTIVITIES
Long-term Debt Repaid	(116)	(274)	(196)
Advance from CSX	(198)	1,185	199
Dividends Paid	(190)	(230)	(200)
Other Financing Activities	(12)	(1)	2

Net Cash (Used) Provided by Financing Activities	(516)	680	(195)

Net Increase (Decrease) in Cash and Cash Equivalents	5	14	(27)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Year	14	—	27

Cash and Cash Equivalents at End of Year	$19	$14	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid —Net of Amounts Capitalized	$51	$63	$78
Income Taxes Paid	$16	$1	$3

See Accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION, INC.
PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

				Accumulated
				Other
	Common	Other	Retained	Comprehensive
(Dollars in Millions)	Stock	Capital	Earnings	Loss	Total
Balance Dec. 28, 2001	$181	$1,380	$3,952	$—	$5,513
Comprehensive Earnings:
Net Earnings	—	—	296	—	296

Comprehensive Earnings					296
Dividends	—	—	(200)	—	(200)

Balance Dec. 27, 2002	$181	$1,380	$4,048	$—	$5,609
Comprehensive Earnings:
Net Earnings	—	—	196	—	196
Fuel Hedge Adjustment (Net of $3 taxes)	—	—	—	6	6

Comprehensive Earnings					202
Dividends	—	—	(230)	—	(230)

Balance Dec. 26, 2003	$181	$1,380	$4,014	$6	$5,581
Comprehensive Earnings:
Net Earnings	—	—	330	—	330
Fuel Hedge Adjustment (Net of $42 taxes)	—	—	—	66	66
Conrail Spin-Off (See Note 2)	—	3,978	—	—	3,978

Comprehensive Earnings					4,374
Dividends	—	—	(190)	—	(190)

Balance Dec. 31, 2004	$181	$5,358	$4,154	$72	$9,765

See Accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Nature of Operations and Significant Accounting Policies

Basis of Presentation

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to fairly present the financial position of CSXT at December 31, 2004 and December 26, 2003, the Consolidated Income Statements, Cash Flows and Changes in Shareholders’ Equity for the fiscal years ended December 31, 2004, December 26, 2003 and December 27, 2002, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 2004 presentation.

Nature of Operations

     CSXT is the largest rail network in the Eastern United States, providing rail freight transportation over a network of more than 22,000 route miles in 23 states, the District of Columbia and two Canadian provinces. CSXT is a wholly-owned subsidiary of CSX.

     Rail shipments include merchandise, automotive products, and coal, coke and iron ore. Service groups as a percent of rail revenue are as follows:

	Fiscal Years Ended
	December 31,	December 26,
	2004	2003

Merchandise	60%	60%
Automotive	12%	14%
Coal, Coke and Iron Ore	27%	26%
Other	1%	0%

Total	100%	100%

Merchandise traffic includes the following markets:

•	Phosphates and Fertilizer

•	Metals

•	Forest Products

•	Food and Consumer

•	Agricultural Products

•	Chemicals

•	Emerging Markets

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

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Nature of Operations and Significant Accounting Policies, Continued

Fiscal Year

     CSXT follows a 52/53 week fiscal reporting calendar. Fiscal year 2004 consisted of 53 weeks. Fiscal years 2003 and 2002 consisted of 52 weeks. Fiscal years 2004, 2003 and 2002 ended on:

•	December 31, 2004

•	December 26, 2003

•	December 27, 2002

Cash and Cash Equivalents

     CSXT participates in the CSX cash management plan, under which excess cash is advanced to CSX for investment. CSX then makes cash available to CSXT as needed. Cash and cash equivalents consists of cash in banks and highly liquid investments having an original maturity of three months or less at the date of acquisition.

Materials and Supplies

     Materials and supplies consist primarily of fuel and items for replacement and maintenance of track and equipment, and are carried at average cost.

Properties

     All properties are stated at cost, less an allowance for accumulated depreciation. Rail assets, including main-line track, locomotives and freight cars are depreciated using the group-life method, which pools similar assets by road and equipment type and then depreciates each group as a whole. These assets represent approximately 99% of the Company’s total fixed assets and amounted to $19.3 billion on a net basis at December 31, 2004. The majority of non-rail property is depreciated using the straight-line method on a per asset basis.

     Regulations enforced by the Surface Transportation Board (“STB”) of the U.S. Department of Transportation require periodic formal studies of ultimate service lives for all railroad assets. Factors taken into account during the life-study include:

•	Statistical analysis of historical retirements for each group of property;

•	Evaluation of the current operations;

•	Evaluation of technological advances and maintenance schedules;

•	Previous assessment of the condition of the assets and outlook for their continued use;

•	Expected net salvage expected to be received upon retirement; and

•	Comparison of assets to the same asset groups with other companies.

     The results of the life study process determine the service lives for each asset group under the group-life method. These studies are conducted by a third party expert and analyzed by the Company’s management. Resulting service life estimates are subject to review and approval by the STB. Road assets, including main-line track, have estimated service lives ranging from 5 years for system roadway machinery to 80 years for grading. Equipment assets, including locomotives and freight cars, have estimated service lives ranging from 6 years for vehicles to 35 years for work equipment.

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Nature of Operations and Significant Accounting Policies, Continued

     Changes in asset lives due to the results of the life studies are applied at the completion of the life-study and continue until the next required life-study. The life-studies may also indicate that the recorded amount of accumulated depreciation is deficient (or in excess) of the amount indicated by the study. Any such deficiency (or excess) is amortized as a component of depreciation expense over the remaining useful life of the asset group until the next required life-study.

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

     Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Where impairment is indicated, the assets are evaluated, and their carrying amount is reduced to fair value based on undiscounted net cash flows or other estimates of fair value.

Revenue & Expense Recognition

     The Company recognizes revenue using Free-On-Board (“FOB”) Origin pursuant to Emerging Issues Task Force (“EITF”) 1991-9 Revenue and Expense Recognition for Freight Services in Process. The Company uses method (5) in the EITF, which provides for the allocation of revenue between reporting periods based on relative transit time in each reporting period. Expenses are recognized as incurred.

     Four key estimates are included in the recognition and measurement of revenue and related accounts receivable under the policies described above:

(1)	unbilled revenue on shipments that have been delivered;

(2)	revenue associated with shipments in transit;

(3)	future adjustments to revenue or accounts receivable for billing corrections and bad debts; and

(4)	future adjustments to revenue for overcharge claims filed by customers.

     The Company regularly updates the estimates described above based on historical experience.

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Nature of Operations and Significant Accounting Policies, Continued

Common Stock and Other Capital

     There have been no changes in common stock during the last three years. Other capital has increased substantially due to the acquisition of Conrail during the spin-off transaction consummated during 2004.

Derivative Financial Instruments

     The Company recognizes all derivatives as either assets or liabilities in the Consolidated Balance Sheet and measures those instruments at fair value. (See Note 12, Derivative Financial Instruments.)

New Accounting Pronouncements and Change in Accounting Policy

     SFAS 143, “Accounting for Asset Retirement Obligations” was issued in 2001. This statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. In conjunction with the group-life method of accounting for asset costs, the Company historically accrued crosstie removal costs as a component of depreciation, which is not permitted under SFAS 143. With the adoption of SFAS 143 in fiscal year 2003, CSX recorded pretax income of $93 million, $57 million after tax as a cumulative effect of an accounting change, representing the reversal of the accrued liability for crosstie removal costs. The adoption of SFAS 143 did not have a material effect on prior reporting periods, and the Company does not believe it will have a material effect on future earnings. On an ongoing basis, depreciation expense will be reduced, while labor and fringe and materials, supplies and other expense will be increased by approximately $12 million as a result of the adoption of SFAS 143.

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Nature of Operations and Significant Accounting Policies, Continued

     In 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which requires a variable interest entity (“VIE”) to be consolidated by a company that is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the entity’s residual returns, or both. Interpretation No. 46 also requires disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest. Also in 2003, Interpretation 46 (“46R”), a revision to FASB Interpretation No. 46 was issued, to clarify some of the provisions of, and to exempt certain entities from Interpretation 46 requirements. Under the rules of the new guidance, CSXT consolidated Four Rivers Transportation, Inc. (“FRT”), a shortline railroad, into its financial statements at the beginning of fiscal year 2004. The adoption of Interpretation No. 46 will not have a material impact on the Income Statement in future reporting periods. Previously, FRT was accounted for under the equity method of accounting. Other income includes net equity earnings for FRT for the year ended December 26, 2003. The following table indicates the impact of consolidating FRT in 2004 compared to equity method accounting in 2003.

(Dollars in Millions)
	Years Ended
	December 31,	December 26,
	2004	2003
Revenues	$63	$—
Operating Expense	35	—
Net Equity Earnings	—	4
Net Income	6	—

Current Assets	32	—
Long-term Assets	146	44
Current Liabilities	26	—
Long-term Liabilities	$101	$—

     In 2002, the FASB issued Financial Accounting Standard Interpretation (“FASI”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This statement requires that certain guarantees be recorded at fair value on the Balance Sheet and additional disclosures be made about guarantees. CSXT did not realize a financial statement impact with the adoption of the accounting provisions of this statement in fiscal year 2003 and does not anticipate a future impact. (See Note 15, Commitments and Contingencies.)

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of certain revenues and expenses during the reporting period. Actual results may differ from those estimates. Critical accounting estimates using management judgment are made for the following areas:

1.	Casualty, legal and environmental reserves;

2.	Pension and postretirement accounting;

3.	Depreciation policies for its assets under the group-life method; and

4.	Income taxes.

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	Investment In and Integrated Rail Operations with Conrail

Background

     In June 2003 CSX, Norfolk Southern Corporation (“NS”), and Conrail, Inc. (“Conrail”) jointly filed a petition with the STB to establish direct ownership and control by CSX’s and NS’ respective subsidiaries, CSXT and Norfolk Southern Railway Company (“NSR”), of CSX’s and NS’ portions of the Conrail system already operated by them separately and independently under various agreements. These portions of the Conrail system were owned by Conrail’s subsidiaries, New York Central Lines, LLC (“NYC”) and Pennsylvania Lines, LLC (“PRR”). In August 2004, the following events occurred: (i) the ownership of NYC and PRR was transferred (“Spun-off”) to CSXT and NSR, respectively, and (ii) the parties consummated an exchange offer of new unsecured securities of subsidiaries of CSXT and NSR for unsecured securities of Conrail. The exchange offer was the final stage in the restructuring of Conrail’s unsecured indebtedness as described in the parties’ joint petition filed with the STB.

     CSXT and NSR offered unsecured debt securities of newly formed subsidiaries in an approximate 42%/58% ratio in exchange for Conrail’s unsecured debentures. The debt securities issued by each respective subsidiary were fully and unconditionally guaranteed by CSXT and NSR. Upon completion of the transaction, the subsidiaries merged into CSXT and NSR, respectively, and the new debt securities thus became direct unsecured obligations of CSXT and NSR. Conrail’s secured debt and lease obligations are supported by new leases and subleases which became the direct lease and sublease obligations, also in an approximate 42%/58% ratio, of CSXT and NSR.

     Prior to the transaction, CSX’s and NS’ indirect ownership interest in NYC and PRR mirrored their ownership interest in Conrail (42% for CSX and 58% for NS). As a result of the transaction, CSXT obtained direct ownership of NYC and NSR obtained direct ownership of PRR. Thus, CSXT in effect received NS’s 58% indirect ownership in NYC and NSR in effect received CSX’s 42% indirect ownership of PRR. The receipt of the interest not already indirectly owned by CSX was accounted for at fair value. The receipt of the NYC interest already indirectly owned by CSX was accounted for using CSX’s basis in amounts already included within CSX’s investment in Conrail. At the conclusion of the transaction, NYC was merged into CSXT and PRR was merged into NSR.

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	Investment In and Integrated Rail Operations with Conrail, Continued

     The Company recorded this transaction at fair value based on the results of an independent valuation. The following table summarizes the estimated fair value of the acquired assets and liabilities assumed at the date of the spin-off and at the end of the prior year and its effects on the Company’s Consolidated Balance Sheets as of September 24, 2004. Fair value adjustments are non-cash transactions and, accordingly, have no cash impact on the Consolidated Cash Flow Statements:

(Dollars in Millions)
Current Assets	$611	Current Liabilities	$(8)
Properties — Net	5,983	Long-term Debt	528
Other Long-term Assets	136	Deferred Income Taxes	2,213
		Long-term Liabilities	15
		Other Capital	3,978
		Retained Earnings	4

Total Assets	$6,730	Total Liabilities and Retained Earnings	$6,730

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	Investment In and Integrated Rail Operations with Conrail, Continued

     The following table summarizes the estimated fair value of the acquired assets and liabilities assumed at the date of the spin-off and at the end of the prior year and its effects on the Company’s Consolidated Balance Sheets as of December 26, 2003.

			(Unaudited) Pro Forma
	Reported December 26,	Effects of	Spin-off Effects
(Dollars in Millions)	2003	Spin-off	December 26, 2003

ASSETS
Current Assets:
Cash and Cash Equivalents	$14	$—	$14
Accounts Receivable - Net	1,004	—	1,004
Materials and Supplies	160	—	160
Income Taxes Receivable	31	—	31
Deferred Income Taxes	115	—	115
Other Current Assets	23	573	596

Total Current Assets	1,347	573	1,920

Properties - Net	13,051	6,151	19,202
Affiliates and Other Companies	248	—	248
Other Long-term Assets	628	136	764

Total Assets	$15,274	$6,860	$22,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$609	—	609
Labor and Fringe Benefits Payable	321	—	321
Casualty, Environmental and Other Reserves	211	—	211
Current Maturities of Long-term Debt	102	—	102
Income and Other Taxes Payable	68	—	68
Due to Parent Company	2,479	—	2,479
Due to Affiliate	251	—	251
Other Current Liabilities	97	(8)	89

Total Current Liabilities	4,138	(8)	4,130

Casualty, Environmental and Other Reserves	674	6	680
Long-term Debt	710	528	1,238
Deferred Income Taxes	3,596	2,269	5,865
Other Long-term Liabilities	575	9	584

Total Liabilities	9,693	2,804	12,497

Shareholders’ Equity:
Common Stock, $1 Par Value	181	—	181
Authorized 300,000,000 Shares
Issued and Outstanding 214,829,471 Shares
Other Capital	1,380	4,056	5,436
Retained Earnings	4,014	—	4,014
Accumulated Other Comprehensive Earnings	6	—	6

Total Shareholders’ Equity	5,581	4,056	9,637

Total Liabilities and Shareholders’ Equity	$15,274	$6,860	$22,134

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	Investment In and Integrated Rail Operations with Conrail, Continued

     The following table illustrates the pro forma effect on the Consolidated Income Statements as if the spin-off transaction had been completed as of the beginning of the periods.

(Dollars in Millions, Except Per Share Amounts)
	Year Ended			Year Ended
	December 31, 2004			December 26, 2003
		Effect of			Effect of
	As reported	Spin-off	Pro Forma	As reported	Spin-off	Pro Forma
Operating Revenue	$6,694	$—	$6,694	$6,182	$—	$6,182
Earnings before Cumulative Effect of Accounting Change	330	21	351	139	24	163
Cumulative Effect of Accounting Change - Net of Tax	—	—	—	57	—	57

Net Earnings	330	21	351	196	24	220

     Since September of 2004, the impact of the transaction has been included in the Company’s Consolidated Income Statement.

     As previously reported, Conrail will continue to own, manage, and operate the Shared Assets Areas. However, this transaction effectively decreased rents paid to Conrail after the transaction date, as assets previously leased from Conrail are now owned by CSXT.

Accounting and Financial Reporting Effects

     Prior to the spin-off transaction, CSXT’s rail and intermodal operating revenue included revenue from traffic moving on Conrail property. Currently, operating expenses include costs incurred to handle such traffic and operate the Conrail lines. Rail operating expense includes an expense category, “Conrail Rents, Fees and Services,” which reflects:

1.	Right-of-way usage fees to Conrail through August 2004;

2.	Equipment rental payments to Conrail through August 2004; and

3.	Transportation, switching and terminal service charges provided by Conrail in the Shared Assets Areas that Conrail operates for the joint benefit of CSXT and NSR.

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	Investment In and Integrated Rail Operations with Conrail, Continued

Transactions with Conrail

     As listed below, CSXT has amounts payable to Conrail representing expenses incurred under the operating, equipment and shared area agreements with Conrail.

(Dollars in Millions)

	December 31,	December 26,
	2004	2003
Payable to Conrail	$59	$71

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

Future Minimum Payments
(Dollars in Millions)
2005	$21
2006	19
2007	19
2008	16
2009	13
Thereafter	26

Total	$114

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	Management Restructuring

     The Company incurred restructuring charges related to the November 2003 management restructuring plan to streamline the structure, eliminate organizational layers and realign certain functions. For the fiscal year ended December 31, 2004, the Company recorded expense of $50 million for separation expenses. The Company recorded an initial pretax charge related to this reduction of $25 million in 2003. The restructuring initiatives have reduced the non-contract workforce by 644 positions as of December 31, 2004.

     The total cost of the program through the fiscal year December 31, 2004, is $75 million. The majority of separation benefits will be paid from CSX’s qualified pension plan, with the remainder being paid from general corporate funds. See the table below for a rollforward of significant components of the restructuring charge.

	Balance			Balance
	December 26,	2004		December 31,
(Dollars in Millions)	2003	Expense	Payments (a)	2004

Restructuring Liability	$25	$30	$(54)	$1
Pension and Postretirement Curtailment Charges		20

2004 Expense		$50

(a)	Includes payments from the qualified pension plan and general corporate funds.

     In 2003, the Company recorded a $22 million pretax credit related to a favorable change in estimate related to railroad retirement taxes and other benefits included in the 1991 and 1992 separation plans. These plans provided for workforce reductions, improvements in productivity and other cost reductions.

     Also in 2003, the Company recorded a $10 million restructuring charge related to another workforce reduction program, substantially all of which had been paid out at December 26, 2003.

     A net $13 million restructuring charge was recorded in 2003 representing the cost of the restructuring initiatives offset by reductions in 1991/1992 separation reserves. The associated expense is included in operating expense on the Income Statement as “Restructuring Charge — Net.”

NOTE 4.	Supplemental Consolidated Income Statement Financial Data

     Operating expense includes the following:

	Fiscal Years Ended
	December 31,	December 26,	December 27,
(Dollars in Millions)	2004	2003	2002
Selling, General and Administrative Expense	$803	$758	$816

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	Other Income (Expense)

     Other income (expense) consists of the following:

	Fiscal Years Ended
	December 31,	December 26,	December 27,
(Dollars in Millions)	2004	2003	2002
Income from Real Estate Operations	$28	$64	$90
Discount on Sales of Accounts Receivable	—	(36)	(75)
Miscellaneous	(1)	—	—

Total	27	28	15

Gross Revenue from Real Estate Operations	$64	$105	$119

NOTE 6.	Income Taxes

     The breakdown of income tax expense (benefit) between current and deferred is as follows:

	Fiscal Years Ended
	December 31,	December 26,	December 27,
	2004	2003	2002
	(Dollars in Millions)
Current:
Federal	$11	$(52)	$(22)
State	4	3	—

Total Current	$15	$(49)	$(22)

Deferred:
Federal	$167	$123	$180
State	5	3	25

Total Deferred	$172	$126	$205

Total	$187	$77	$183

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	Income Taxes, Continued

Income tax expense reconciled to the tax computed at statutory rates is as follows:

	Fiscal Years Ended
	December 31,		December 26,		December 27,
(Dollars in Millions)	2004		2003		2002
Tax at Statutory Rates	$181	35%	$76	35%	$168	35%
State Income Taxes	7	1%	4	2%	16	3%
Other	(1)	0%	(3)	-1%	(1)	0%

Total Expense	$187	36%	$77	36%	$183	38%

     The significant components of deferred tax assets and liabilities include amounts associated with:

	December 31, 2004		December 26, 2003
(Dollars in Millions)	Assets	Liabilities	Assets	Liabilities
Productivity/Restructuring Charges	$61	$—	$81	$—
Employee Benefit Plans	131	—	109	—
Accelerated Depreciation	—	6,132	—	3,880
Other	534	527	542	333

Total	$726	$6,659	$732	$4,213

Net Deferred Tax Liabilities		$5,933		$3,481

     The primary factors in the change in year-end net deferred income tax liability balances include:

•	Annual provision for deferred income tax expense

•	Consolidation of FRT (see Note 1, Nature of Operations and Significant Accounting Policies)

•	Conrail spin-off transaction (see Note 2, Investment In and Integrated Rail Operations with Conrail)

•	Fuel hedging adjustments to Accumulated Other Comprehensive Loss

     The Company files a consolidated federal income tax return. The consolidated current federal income tax expense or benefit is allocated to CSXT and its subsidiaries as though CSXT had filed a separate consolidated federal return. Examinations of the federal income tax returns of CSX have been completed through 1993. Federal income tax returns for 1994 through 2003 currently are under examination. Management believes adequate provision has been made for any adjustments that might be assessed. While the final outcome of these matters cannot be predicted with certainty, it is the opinion of CSX management that none of these items will have a material adverse effect on the results of operations, financial position or liquidity of CSX. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular fiscal quarter or fiscal year. The Company is party to a number of legal and administrative proceedings, the resolution of which could result in gain realization in amounts that could be material to results of operations in a particular fiscal quarter or fiscal year.

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.	Related Parties

     At December 31, 2004 and December 26, 2003, CSXT had $2.3 billion and $2.5 billion deficit balances, respectively relating to CSXT’s participation in the CSX cash management plan. The amount is included in Due to Parent Company in the Balance Sheet. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSXT and CSX are committed to repay all amounts due each other on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on the short term applicable federal rate, which was 2.45% as of December 31, 2004. For the year ending December 26, 2003, the companies were charged for borrowings or compensated for investments based on returns earned by the plan portfolio, which was 1.21%. Interest expense related to this plan was $39 million, $42 million and $33 million in 2004, 2003 and 2002, respectively.

Detail of Related Party Service Fees (as included in the Consolidated Income Statements)

(Dollars in Millions)
	Fiscal Years Ended
	December 31,	December 26,	December 27,
	2004	2003	2002
CSXI	$(421)	$(399)	$(365)
CSX Management Service Fee	248	241	275
CSX Technology	182	199	208
TDSI	61	53	43
TRANSFLO	82	83	79
CTRC	—	—	(53)

Total Related Party Service Fees	$152	$177	$187

Related Party Service Fees consists of amounts related to:

•	CSX Intermodal Inc. (“CSXI”) Reimbursements — Reimbursement from CSXI under an operating agreement for costs incurred by the Company related to intermodal operations. This reimbursement is based on an amount which approximates actual costs. The Company also collects certain revenue on behalf of CSXI under the operating agreement.

•	CSX Management Service Fee — A management service fee charged by CSX as compensation for certain corporate services provided to the Company. These services include, but are not limited to, the areas of human resources, finance, administration, benefits, legal, tax, internal audit, corporate communications, risk management and strategic management services. The fee is calculated as a percentage of CSXT’s revenue.

•	CSX Technology Inc. (“CSX Technology”) Charges — Data processing charges from CSX Technology for the development, implementation and maintenance of computer systems, software and associated documentation for the day-to-day operations of the Company. These charges are based on a mark-up of direct costs.

•	Total Distribution Services Inc. (“TDSI”) Charges — Charges from TDSI for services provided to CSXT at automobile ramps. These charges are calculated based on direct costs.

•	TRANSFLO Terminal Services Inc. (“TRANSFLO”) Charges — Charges from TRANSFLO for services provided to CSXT at bulk commodity facilities. These charges are calculated based on direct costs.

•	CSX Trade Receivables Corporation (“CTRC”) Reimbursement — The Company charged CTRC for accounts receivable reserves recorded by the Company related to receivables sold to CTRC. This program was discontinued in June 2003.

CSX Technology, CSXI, TDSI, and TRANSFLO are wholly-owned subsidiaries of CSX.

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.	Related Parties, Continued

Detail of Due to Affiliate (as included in Consolidated Balance Sheets)

(Dollars in Millions)
	December 31,	December 26,
	2004	2003
CSXI	$32	$49
CSX Technology	268	55
TDSI	4	12
TRANSFLO	9	15
CSX Insurance	105	115
Other	21	5

Total Due to Affiliate	$439	$251

     CSXT and CSX Insurance Company (“CSX Insurance”), a wholly-owned subsidiary of CSX, have entered into a loan agreement whereby CSXT may borrow up to $125 million from CSX Insurance. The loan is payable in full on demand. At December 31, 2004, and December 26, 2003, $105 million and $115 million was outstanding under the agreement, respectively. Interest on the loan is payable monthly at 0.45% over the LIBOR rate, which was 2.42% at December 31, 2004 and 1.21% at December 26, 2003. Interest expense related to the loan was $2 million, $2 million and $3 million for the fiscal years ended December 31, 2004, December 26, 2003, and December 27, 2002, respectively.

     CSXT participates with CSX Container Leasing, LLC (“CCL”), an affiliate of CSX, in sale-leaseback arrangements. Under these arrangements, CCL sold equipment to a third party and CSXT leased the equipment and assigned the lease to CCL. CCL is obligated for all lease payments and other associated equipment expenses. If CCL defaults on its obligations under the arrangements, CSXT would assume the asset lease rights and obligations of approximately $10 million and $23 million at December 31, 2004 and December 26, 2003, respectively. These leases were either assumed by Maersk as part of its purchase of the CSX international liner business or were assumed by Horizon Lines LLC as part of its ongoing domestic shipping business. CSXT believes that Maersk and Horizon Lines will fulfill their contractual commitments with respect to such leases and that CSXT will have no further liability for those obligations.

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	Accounts Receivable

Sale of Accounts Receivable

     As of June 2003, CSXT discontinued its accounts receivable securitization program. Prior to that, CSXT sold, without recourse, a revolving pool of accounts receivable to CSX Trade Receivables Corporation (“CTRC”), a bankruptcy-remote entity wholly owned by CSX. CTRC transferred the accounts receivable to a master trust and caused the trust to issue multiple series of certificates representing undivided interests in the receivables. The certificates issued by the master trust were sold to investors, and the proceeds from those sales were paid to CSXT. Net losses associated with the sale of receivables were $36 million and $75 million for the fiscal years ended December 26, 2003 and December 27, 2002.

Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts based on the expected collectibility of all accounts receivable. The allowance for doubtful accounts is included in the Balance Sheet as follows:

(Dollars in Millions)
	December 31,	December 26,
	2004	2003
Allowance for Doubtful Accounts	$80	$63

NOTE 9.	Properties

Properties consist of the following:

	December 31, 2004			December 26, 2003
		Accumulated			Accumulated
(Dollars in Millions)	Cost	Depreciation	Net	Cost	Depreciation	Net
Road	$18,358	$2,918	$15,440	$12,147	$2,683	$9,464
Equipment	6,181	2,363	3,818	5,686	2,225	3,461
Other	135	7	128	134	8	126

Total	$24,674	$5,288	$19,386	$17,967	$4,916	$13,051

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	Casualty, Environmental and Other Reserves

Activity relating to casualty, environmental and other reserves is as follows:

	Casualty and Other	Separation	Environmental
(Dollars in Millions)	Reserves	Liabilities	Reserves	Total
Balance December 28, 2001	$435	$243	$32	$710
Charged to Expense	166	—	18	184
Payments	(206)	(33)	(15)	(254)

Balance December 27, 2002	$395	$210	$35	$640
Charged to Expense	228	35	23	286
Changes in Estimate	229	(22)	—	207
Payments	(207)	(28)	(13)	(248)

Balance December 26, 2003	$645	$195	$45	$885
Charged to Expense	242	11	29	282
Conrail spin-off transaction	—	—	6	6
Payments/Adjustments	(257)	(55)	(21)	(333)

Balance December 31, 2004	$630	$151	$59	$840

Reserve balances are as follows:

	December 31,	December 26,
(Dollars in Millions)	2004	2003
Current Reserves:
Casualty	$225	$142
Separation	16	39
Environmental	20	30

Total Current Reserves	$261	$211
Long-term Casualty, Environmental and Other Reserves	579	674

Total Casualty, Environmental and Other Reserves	$840	$885

Casualty Reserves Management

     Casualty reserves represent accruals for the uninsured portion of personal injury and occupational injury claims.

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	Casualty, Environmental and Other Reserves, Continued

Personal Injury

     In 2003, CSXT retained an independent actuarial firm to assist management in assessing the value of CSXT’s personal injury portfolio. An analysis is performed by the independent actuarial firm semi-annually. The methodology used by the actuary includes a development factor to reflect growth in the value of the Company’s personal injury claims. This methodology is based largely on CSXT’s historical claims and settlement activity. Actual results may vary from estimates due to the type and severity of the injury, costs of medical treatments, and uncertainties surrounding the litigation process. In conjunction with the change in estimate during the third quarter of 2003, the Company recorded a charge of $26 million for personal injury liabilities. Reserves for personal injury claims are $272 million and $253 million at December 31, 2004 and December 26, 2003, respectively.

     While the final outcome of casualty-related matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded, it is the opinion of CSXT management that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, should a number of these items occur in the same period, it could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Occupational

     Occupational claims include allegations of exposure to certain materials in the work place, such as asbestos, solvents, and diesel fuel, or alleged physical injuries, such as carpal tunnel syndrome or hearing loss.

Asbestos

     The Company is party to a number of occupational claims by employees exposed to asbestos in the workplace. The heaviest exposure for CSXT employees was due to work conducted in and around the use of steam locomotive engines that were phased out between the early 1950’s and late 1960’s. However, other types of exposures, including exposure from locomotive component parts and building materials, continued after 1967, until it was substantially eliminated by 1985.

     Asbestos claim filings against the Company have been inconsistent. Accordingly, while the Company had concluded that a probable loss had occurred, it did not believe it could estimate the range of reasonably possible loss because of the lack of experience with such claims and the lack of detailed employment records for the population of exposed employees. Claim filings increased and when they continued into 2003, the Company concluded that an estimate for incurred but not reported asbestos exposure liability needed to be recorded.

     In 2003, CSXT engaged a third party, who has extensive experience in performing asbestos and other occupational studies, to assist in assessing the unasserted liability exposure. The objective of the assessment was to determine the number of estimated incurred but not reported asbestos claims and the estimated average cost per claim to be received over the next seven years. Seven years was determined by management to be the time period in which claim filings and claim values could be estimated with more certainty.

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	Casualty, Environmental and Other Reserves, Continued

     The Company, with the assistance of the third party, first determined its exposed population from which it was able to derive the estimated number of incurred but not reported claims. The estimated average cost per claim was then determined utilizing recent actual average cost per claim data. Based on the assessment, in September 2003 the Company recorded an undiscounted $138 million pre-tax charge for unasserted asbestos claims. Key elements of the assessment included the following:

•	Because CSXT did not have detailed employment records in order to compute the population of potentially exposed employees, it computed an estimate using a ratio of Company employee data to national employment for select years starting in 1938-2001 using railroad industry historical census data.

•	The projected incidence of disease was estimated based on epidemiological studies using employees’ age, duration and intensity of exposure while employed.

•	An estimate of the future anticipated claims filing rate by type of disease, non-malignant, cancer and mesothelioma, was computed using the Company’s average historical claim filing rates for the period 2001-2002 calibration period (i.e. the years management felt was representative of future filing rates).

•	An estimate of the future anticipated dismissal rate by type of claim was computed using the Company’s historical average dismissal rates observed in 2001-2003.

•	An estimate of the future anticipated settlement by type of disease was computed using the Company’s historical average of dollars paid per claim for pending and future claims using the average settlement by type of incidence observed during 2001-2003.

     From these assumptions CSXT projected the incidence of each type of disease to the estimated population to arrive at an estimate of the total number of employees that could potentially assert a claim. Historical claim filing rates were applied for each type of disease to the total number of employees that could potentially assert a claim to determine the total number of anticipated claim filings by disease type. Historical dismissal rates, which represent claims that are closed without payment, were deducted to calculate the number of future claims by disease type that would likely require payment by the Company. Finally, the number of such claims was multiplied by the average settlement value to estimate CSXT’s future liability for incurred but not reported asbestos claims.

     The estimated future filing rates and estimated average claim values are the most sensitive assumptions for this reserve. Asbestos claim filings are typically sporadic and may include large batches of claims solicited by law firms. To reflect these factors, CSXT used a two-year calibration period during its initial assessment because the Company believed it would be most representative of its future claim experience. In addition, for non-malignant claims, the number of future claims to be filed against CSXT declines at a rate consistent with both mortality and age as there is a decreasing propensity to file a claim as the population ages. CSXT believes the average claim values by type of disease from the historical period 2001-2002 are most representative of future claim values. Non-malignant claims, which represent approximately 90% of the total number and 91% of the cost of estimated future asbestos claims, were valued by age of the projected claimants. Historically, the ultimate settlement value of these types of claims is most sensitive to the age of the claimant. A 10% increase or decrease in either the forecasted number of incurred but not reported claims or the average claim values would result in an approximate $14 million increase or decrease in the liability recorded for unasserted asbestos claims.

     In the fourth quarter of 2004, management updated their assessment of the unasserted liability exposure with the assistance of the third party specialists. In 2004, individual asbestos claims continued to be sporadic and proved to be submitted at a low rate for the year. In further review of the data, the bulk claims filed by the law firms appear to be filed against the Company every other year. As a result, management reassessed the calibration period to a 4-year average (2000-2004) to capture the most recent filing experience within the context of the bulk law firm filings.

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	Casualty, Environmental and Other Reserves, Continued

     CSXT will obtain semi-annual updates of the study. On a quarterly basis, CSXT will monitor actual experience against the number of forecasted claims to be received and expected claim payments. Adjustments to our estimates will be recorded quarterly if necessary. More periodic updates to the study will occur if trends necessitate a change. At December 31, 2004, the Company had recorded undiscounted liabilities of $199 million for asbestos-related claims. Of the amount recorded, $131 million is related to incurred but not reported claims while $68 million is related to asserted claims. As of December 26, 2003, the Company had recorded liabilities of $233 million for asbestos-related claims. Current liabilities include $37 million and $20 million of asbestos-related claims as of December 31, 2004 and December 26, 2003, respectively. Defense and processing costs, which historically have been and are anticipated in the future to be insignificant, are not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

Other Occupational

     In the third quarter of 2003, the Company changed its estimate of occupational reserves to include an estimate of incurred but not reported claims for other occupational injuries as well as asbestos as noted above. The Company engaged a third party specialist to assist in projecting the number of other occupational injury claims to be received over the next seven years and the related costs. Based on this analysis, the Company established reserves for the probable and reasonably estimable other occupational injury liabilities. In the third quarter of 2003, the Company recorded an undiscounted $65 million pre-tax charge for incurred but not reported other occupational claims. Similar to the asbestos liability estimation process, the key elements of the assessment included the following:

•	An estimate of the potentially exposed population for other occupational diseases was calculated by projecting active versus retired work force from 2002 to 2010 using a growth rate projection for overall railroad employment made by the Railroad Retirement Board in its June 2003 report.

•	An estimate of the future anticipated claims filing rate by type of injury, employee type, and active versus retired employee was computed using the Company’s average historical claim filing rates for the calibration period 2002-2003 for all diseases except hearing loss. Because the filing rate for hearing loss claims has been decreasing since 1998, the latest year filing of 2003 was used. These calibration periods are the time periods in which management felt was representative of future filing rates. An estimate was made to forecast future claims by using the filing rates by disease and the active and retired CSXT population each year.

•	An estimate of the future anticipated settlement by type of injury was computed using the Company’s historical average of dollars paid per claim for pending and future claims using the average settlement by type of injury observed during 2001-2003.

     At December 31, 2004, the Company had recorded undiscounted liabilities of $99 million for other occupational-related claims. Of the amount recorded, $56 million is related to incurred but not reported claims while $43 million is related to asserted claims. As of December 26, 2003, the Company had recorded undiscounted liabilities of $99 million for other occupational-related claims. Current liabilities include $18 million and $4 million of other occupational-related claims as of December 31, 2004 and December 26, 2003, respectively. Defense and processing costs, which historically have been and are anticipated in the future to be insignificant, are not included in the recorded liability. The Company is presently self-insured for other occupational-related claims.

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	Casualty, Environmental and Other Reserves, Continued

     A summary of existing asbestos and other occupational claims activity is as follows:

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2004	December 26, 2003
Asserted Claims:
Open Claims — Beginning of Period	7,395	8,788
New Claims Filed	909	2,305
Claims Settled	(2,662)	(3,338)
Claims Dismissed	(294)	(360)

Open Claims — End of Period	5,348	7,395

     The amounts recorded by CSXT for the occupational liability were based upon currently known facts. Projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos and other occupational litigation in the United States, could cause the actual costs to be higher or lower than projected.

Environmental Reserves

     CSXT is a party to various proceedings, including administrative and judicial proceedings, involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (“PRP”) at approximately 252 environmentally impaired sites, many of which are, or may be, subject to remedial action under the Federal Superfund statute (“Superfund”) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal.

     In addition, some of CSXT’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in releases onto the property. Therefore, CSXT is subject to environmental cleanup and enforcement actions including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), also known as the Superfund law, as well as similar state laws that may impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct, which could be substantial. In the fourth quarter of 2004, CSXT added approximately $6 million of Conrail environmental claims, due to the spin-off transaction.

     At least once a quarter, CSXT reviews its role with respect to each site identified. Based on the review process, CSXT has recorded reserves to cover estimated contingent future environmental costs with respect to such sites. Environmental costs are charged to expense when they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. The recorded liabilities for estimated future environmental costs at December 31, 2004 and December 26, 2003, were $59 million and $45 million, respectively. These liabilities, which are undiscounted, include amounts representing CSXT’s estimate of unasserted claims, which CSXT believes to be immaterial. The liability includes future costs for all sites where the Company’s obligation is (1) deemed probable and (2) where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries.

CSX TRANSPORTATION, INC.
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

Separation Liability

     Separation liabilities at December 31, 2004, and December 26, 2003, include productivity charges recorded in 1991, 1992, 2003 and 2004 to provide for the estimated costs of implementing workforce reductions, improvements in productivity and other cost reductions at the Company’s major transportation units. The remaining separation liabilities are expected to be paid out over the next 15 to 20 years. Separation liabilities also include amounts payable through general corporate funds under the Company’s management restructuring programs. (See Note 3, Management Restructuring.)

NOTE 11.	Long-Term Debt

Debt is as follows:

		Average Interest
		Rates at
(Dollars in Millions)	Maturity	December 31, 2004	December 31, 2004	December 26, 2003
Equipment Obligations	2005-2015	7.0%	$651	$704
Capital Leases	2005-2015	8.0%	126	58
Other Obligations	2007-2021	6.4%	486	50

Total Current Maturities and Long Term Debt			1,263	812
Less Debt Due Within One Year			(121)	(102)

Total Long Term Debt			$1,142	$710

Long-term debt maturities are as follows:

(Dollars in Millions)

2005	$121
2006	123
2007	126
2008	94
2009	77
Thereafter	722

Total	$1,263

Certain of CSXT’s properties are pledged as security for various long-term debt issues.

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	Derivative Financial Instruments

Fuel Hedging

     In the third quarter of 2003, CSXT began a program to hedge a portion of its future locomotive fuel purchases. This program was established to manage exposure to fuel price fluctuations. In order to minimize this risk, CSXT has entered into a series of swaps in order to fix the price of a portion of its estimated future fuel purchases.

     Following is a summary of outstanding fuel swaps:

December 31, 2004
Approximate Gallons Hedged (Millions)	359
Average Price Per Gallon	$0.81
Swap Maturities	January 2005 - July 2006

	2005	2006
Estimated % of Future Fuel Purchases
Hedged at December 31, 2004	48%	9%

     The program limits fuel hedges to a 24-month duration and a maximum of 80% of CSXT’s average monthly fuel purchased for any month within the 24-month period, and places the hedges among selected counterparties. Fuel hedging activity favorably impacted fuel expense for the fiscal year ended December 31, 2004 by $63 million. Fuel hedging activity had no impact on fuel expense for the fiscal year ended December 26, 2003. Ineffectiveness, or the extent to which changes in the fair values of the fuel swaps did not offset changes in the fair values of the expected fuel purchases, was immaterial.

     These instruments qualify, and are designated by management, as cash-flow hedges of variability in expected future cash flows attributable to fluctuations in fuel prices. The fair values of fuel derivative instruments are determined based upon current fair market values as quoted by third party dealers and are recorded on the Consolidated Balance Sheet with offsetting adjustments to Accumulated Other Comprehensive Income, a component of Shareholders’ Equity. Accumulated Other Comprehensive Income included a gain, net of tax of approximately $66 million and $6 million as of December 31, 2004 and December 26, 2003, respectively, related to fuel derivative instruments. Amounts are reclassified from Accumulated Other Comprehensive Income as the underlying fuel that was hedged is consumed by rail operations. Fair value adjustments are non-cash transactions and, accordingly, have no cash impact on the Consolidated Cash Flow Statements.

     The Company has temporarily suspended entering into new swaps in its fuel hedge program since the third quarter of 2004. The Company will continue to monitor and assess the current issues facing the global fuel market place to decide when to resume trading under the program.

     The counterparties to the fuel hedge agreements expose the Company to credit loss in the event of non-performance. The Company does not anticipate non-performance by the counterparties.

NOTE 13.	Fair Value of Financial Instruments

     Fair values of the Company’s financial instruments are estimated by reference to quoted prices from market sources and financial institutions, as well as other valuation techniques. Long-term debt is the only financial instrument of the Company with fair values significantly different from their carrying amounts. At December 31, 2004, the fair value of long-term debt, including current maturities, was $1.4 billion, compared with a carrying amount of $1.3 million. At December 26, 2003, the fair value of long-term debt, including current maturities, was $904 million, compared with a carrying amount of $812 million. The fair value of long-term debt has been estimated using discounted cash flow analyses based upon the Company’s current incremental borrowing rates for similar types of financing arrangements. The Company’s fuel hedging agreements at December 31, 2004 and December 26, 2003 had a fair value of $117 million and $9 million, respectively.

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.	Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

     CSXT, in conjunction with CSX, sponsors defined benefit pension plans principally for salaried non-contract personnel. The plans provide eligible employees with retirement benefits based predominately on years of service and compensation rates near retirement. CSX allocates to CSXT a portion of the pension expense or benefit for the CSX pension plans based on CSXT’s relative level of participation. The allocated expense from the various CSX pension plans amounted to expense of $16 million and $1 million in 2004 and 2003, respectively, and a credit of $4 million in 2002.

     In addition to the defined benefit pension plans, CSXT participates with CSX to sponsor one medical plan and one life insurance plan that provide benefits to full-time salaried, non-contract employees hired prior to January 1, 2003, upon their retirement if certain eligibility requirements are met. The postretirement medical plans are contributory (partially funded by retirees), with retiree contributions adjusted annually. The life insurance plan is non-contributory. CSX allocates to CSXT a portion of the expense for these plans based on CSXT’s relative level of participation. The allocated expense amounted to $40 million in 2004, $36 million in 2003, and $41 million in 2002.

     As permitted by SFAS 87, the Company has elected to use a plan fiscal year of October 1 through September 30 to actuarially value its pension and postretirement plans as it provides for more timely analysis. The Company engages independent, external actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects as of the beginning of the plan year.

Other Plans

     CSXT maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements of CSXT and subsidiary companies. Expense associated with these plans was $15 million, $13 million and $12 million for 2004, 2003 and 2002, respectively.

     Under collective bargaining agreements, the Company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on number of employees covered, hours worked, tonnage moved or a combination thereof. Total contributions of $368 million, $360 million, and $312 million were made to these plans in 2004, 2003 and 2002, respectively.

     Certain officers and key employees of CSXT participate in stock purchase, performance and award plans of CSX. CSXT is allocated its share of any cost to participate in these plans.

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.	Commitments and Contingencies

Lease Commitments

     The Company has various equipment leases with other parties with terms of up to 42 years. Non-cancelable, long-term leases generally include provisions for maintenance, options to purchase and options to extend the terms. At December 31, 2004, minimum building equipment rentals under these operating leases are as follows:

	Operating	Sublease	Net Lease
(Dollars in Millions)	Leases	Income	Commitments
2005	$174	$22	$152
2006	144	21	123
2007	136	21	115
2008	116	19	97
2009	93	14	79
Thereafter	340	16	324

Total	$1,003	$113	$890

     Rent expense for operating leases totaled $413 million in 2004, $404 million in 2003, and $406 million in 2002. These amounts include net daily rental charges on railroad operating equipment aggregating $304 million, $296 million and $294 million in 2004, 2003, and 2002, respectively, which are not long-term commitments. In addition to these commitments, the Company also has agreements covering equipment leased from Conrail. See Note 2, Investment In and Integrated Operations with Conrail, for a description of these commitments.

Purchase Commitments

     The Company has a commitment under a long-term maintenance program for approximately 40% of its fleet of locomotives. The agreement expires in 2026 and approximates $5.8 billion. The long-term maintenance program is intended to provide CSXT access to efficient, high-quality locomotive maintenance services at fixed price levels through the term of the program. Under the program, CSXT paid $151 million, $130 million and $124 million in fiscal years 2004, 2003 and 2002, respectively. Minimum payments are as follows:

(Dollars in Millions)	Minimum Payments
2005	$167
2006	216
2007	224
2008	232
2009	218
Thereafter	4,733

Total	$5,790

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.	Commitments and Contingencies, Continued

STB Proceeding

     In 2001 Duke Energy Corporation (“Duke”) filed a complaint before the STB alleging that certain CSXT common carrier coal rates were unreasonably high. In February 2004, the STB issued a decision finding that the CSXT common carrier rates were reasonable. While approving the rate levels, the STB also invited Duke to request a phase-in of rate increases over some time period. The nature and amount of any such phase-in is uncertain, and would only apply to billings subsequent to December 2001. In October 2004, the STB issued a decision denying Duke’s petition for reconsideration of its February 2004 ruling. In November 2004, Duke advised the STB that it would request phase-in relief, and filed a Petition for Review of the STB’s decisions in the United States Court of Appeals for the District of Columbia Circuit. CSXT will continue to consider and pursue all available legal defenses in this matter. Administrative proceedings and legal appeals could take several years to resolve. An unfavorable outcome to this complaint would not have a material effect on the Company’s financial position.

Self-Insurance

     The Company uses a combination of third-party and self-insurance, obtaining substantial amounts of commercial insurance for potential losses for third-party liability and property damages. Specified levels of risk (up to $35 million for property and $25 million for liability per occurrence) are retained on a self-insurance basis.

Contract Settlement

     In 2002, the Company received $44 million as the first of two payments to settle a contract dispute. During 2002, the Company recognized approximately $7 million of the first payment in other income as this amount related to prior periods. The remaining $37 million will be recognized over the contract period, which ends in 2020. The second payment of $23 million was received in 2003 and will be recognized over the contract period, which ends in 2020. The results of this settlement will provide approximately $3 million in annual pretax earnings through 2020.

Other Legal Proceedings

     CSXT is involved in routine litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including those related to environmental matters, Federal Employers’ Liability Act claims by employees, other personal injury claims, and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for punitive as well as compensatory damages, and others purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of CSXT management that none of these items will have a material adverse effect on the results of operations, financial position or liquidity of CSXT. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year. The Company is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarters received.

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.	Quarterly Data (Unaudited)

	Quarter(a)
(Dollars in Millions)	1st	2nd	3rd	4th
2004
Operating Revenue	$1,605	$1,672	$1,616	$1,801
Operating Income	$85	$187	$152	$178
Net Earnings	$38	$97	$84	$111

2003
Operating Revenue	$1,531	$1,573	$1,510	$1,568
Operating Income (Loss)(b)	$77	$173	$(111)	$150
Net Earnings (Loss)(b)	$73	$93	$(68)	$98

(a)	Periods presented are 13-week quarters with the exception of the fourth quarter of 2004, which is 14 weeks.

(b)	During the 3rd quarter of 2003, CSX recorded a $229 million pretax, $143 million after-tax charge in conjunction with the change in estimate of casualty reserves to include an estimate of incurred but not reported claims for asbestos and other casualty claims.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

ITEM 9A. Controls and Procedures

     As of December 31, 2004, under the supervision and with the participation of the Company’s Principal Executive Officer and the Principal Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004. There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. Other Information

    None.

CSX TRANSPORTATION, INC.

PART III

ITEM 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

     Information omitted in accordance with General Instruction I(2)(c).

ITEM 11. Executive Compensation

     Information omitted in accordance with General Instruction I(2)(c).

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information omitted in accordance with General Instruction I(2)(c).

ITEM 13. Certain Relationships and Related Transactions

     Information omitted in accordance with General Instruction I(2)(c).

ITEM 14. Principal Accounting Fees and Services

     Information omitted in accordance with General Instruction I(2)(c).

ITEM 15. Exhibits and Financial Statement Schedules

     (a) 1. Financial Statements

     See Index to Consolidated Financial Statements on page 11.

     2. Financial Statement Schedules

     The information required by Schedule II is included in Note 9, “Casualty, Environmental and Other Reserves,” to the consolidated financial statements. All other financial statement schedules are not applicable.

     3. Exhibits

(2.1)	Distribution Agreement dated as of July 26, 2004 by and among CSX Corporation, CSX Transportation, Inc., CSX Rail Holding Corporation, CSX Northeast Holding Corporation, New York Central Lines LLC, Norfolk Southern Corporation, Norfolk Southern Railway Company, Pennsylvania Lines LLC, Conrail Inc., Green Acquisition Corp., Consolidated Rail Corporation, CRR Holdings LLC, NYC Newco, Inc. and PRR Newco, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Commission on September 2, 2004)

(3.1)	Articles of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 1995, filed with the Commission on March 8, 1996)

(3.2)	By-laws of the Registrant, as amended (incorporated in by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 2003, filed with the Commission on March 10, 2004)

(4.1)*	Indenture, dated August 27, 2004, between NYC Newco Inc., as Issuer, the Registrant as Guarantor and the Bank of New York as Trustee

(4.2)	Form of 9 3/4% Global Note due 2020 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-114796), filed with the Commission on July 21, 2004)

(4.3)	Form of 7 7/8% Global Note due 2043 (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-114796), filed with the Commission on July 21, 2004)

Pursuant to Regulation S-K, Item 601 (b)(4)(iii), instruments that define the rights of holders of the Registrant’s long-term debt securities, where the long-term debt securities authorized under each instrument do not exceed 10% of the Registrants’ total assets, have been omitted and will be furnished to the Commission upon request.

(10.1)	Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, with certain schedules thereto (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Commission on September 2, 2004)

(10.2)	Amendment No. 1, dated as of August 22, 1998, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on June 11, 1999)

(10.3)	Amendment No. 2, dated as of June 1, 1999, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings, LLC (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the Commission on June 11, 1999)

(10.4)	Amendment No. 3, dated as of August 1, 2000, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC. (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed with the Commission on March 20, 2001)

(10.5)	Amendment, dated and effective as of June 1, 1999, and executed in April 2004, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 6, 2004)

(10.6)	Amendment No. 5, dated as of August 27, 2004, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2004)

(10.7)	Tax Allocation Agreement by and among Green Acquisition Corp., Conrail, Inc., Consolidated Rail Corporation, Pennsylvania Lines LLC and New York Central Lines LLC dated as of August 27, 2004 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2004)

(10.8)	Operating Agreement Termination Agreement, dated as of August 27, 2004, between New York Central Lines LLC and CSX Transportation, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2004)

(10.9)	Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

(10.10)	Shared Assets Area Operating Agreement for Southern Jersey/Philadelphia, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

(10.11)	Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Corporation, with exhibit thereto (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed with the Commission on June 11, 1999)

(10.12)	Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC and New York Central Lines LLC, with exhibit thereto (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed with the Commission on June 11, 1999)

(21)	Omitted in accordance with General Instruction I(2)(c)

(24)*	Powers of Attorney

(31.1)*	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)*	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed Herewith

CSX TRANSPORTATION, INC.
PART IV

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March, 2005.

CSX TRANSPORTATION, INC.
/s/ CAROLYN T. SIZEMORE
Carolyn T. Sizemore
(Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title
* Michael J. Ward	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)
* Oscar Munoz	Executive Vice-President and Chief Financial Officer and Director (Principal Financial Officer)
* Clarence W. Gooden	Director
/s/ CAROLYN T. SIZEMORE Carolyn T. Sizemore	(Principal Accounting Officer)
*By /s/ ELLEN M. FITZSIMMONS Ellen M. Fitzsimmons	Senior Vice President — Law and Public Affairs Attorney-in-Fact