Form 10-Q
period 2005-04-01
CSX TRANSPORTATION INC
filed 2005-05-04
CIK 88128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☑

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

CSX TRANSPORTATION, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2005

CSX TRANSPORTATION, INC.

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS
(Unaudited)

(Dollars in Millions)	Quarters Ended
	April 1,	March 26,
	2005	2004
Operating Revenue
Merchandise	$1,038	$958
Automotive	208	202
Coal, Coke & Iron Ore	506	422
Other	27	23

Total	1,779	1,605

Operating Expense
Labor and Fringe	654	640
Materials, Supplies and Other	364	312
Depreciation	186	142
Fuel	180	154
Equipment Rent	98	99
Related Party Service Fees	40	46
Conrail Rents, Fees and Services	23	92
Restructuring Charge (Note 10)	—	35

Total	1,545	1,520

Operating Income	234	85
Other Income and Expense
Other Income — Net (Note 5)	4	4
Interest Expense	39	26

Earnings
Earnings Before Income Taxes	199	63
Income Tax Expense	68	25

Net Earnings	$131	$38

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	April 1,	December 31,
(Dollars in Millions)	2005	2004

ASSETS
Current Assets:
Cash and Cash Equivalents	$86	$19
Accounts Receivable - Net (Note 4)	1,090	1,049
Materials and Supplies	181	156
Income Taxes Receivable	2	2
Deferred Income Taxes	95	98
Other Current Assets - Net (Note 4)	257	122

Total Current Assets	1,711	1,446

Properties	24,770	24,674
Accumulated Depreciation	(5,441)	(5,288)

Properties - Net	19,329	19,386

Affiliates and Other Companies	374	368
Other Long-term Assets - Net (Note 4)	589	610

Total Assets	$22,003	$21,810

LIABILITIES
Current Liabilities:
Accounts Payable	$709	$670
Labor and Fringe Benefits Payable	321	333
Casualty, Environmental and Other Reserves (Note 8)	265	261
Current Maturities of Long-term Debt	125	121
Income and Other Taxes Payable	64	46
Due to Parent Company	1,722	1,685
Due to Affiliate (Note 6)	379	439
Other Current Liabilities	38	80

Total Current Liabilities	3,623	3,635

Deferred Income Taxes	6,110	6,031
Long-term Debt	1,128	1,142
Casualty, Environmental and Other Reserves (Note 8)	578	579
Other Long-term Liabilities	652	658

Total Liabilities	12,091	12,045

SHAREHOLDER’S EQUITY
Common Stock, $20 Par Value:
Authorized 10,000,000 Shares;
Issued and Outstanding 9,061,038 Shares	181	181
Other Capital	5,358	5,358
Retained Earnings	4,235	4,154
Accumulated Other Comprehensive Earnings (Note 1)	138	72

Total Shareholder’s Equity	9,912	9,765

Total Liabilities and Shareholder’s Equity	$22,003	$21,810

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION, INC.
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

(Dollars in Millions)	Quarters Ended
	April 1,	March 26,
	2005	2004
OPERATING ACTIVITIES
Net Earnings	$131	$38
Adjustments to Reconcile Net Earnings to Net Cash Used In or Provided By:
Depreciation	186	142
Deferred Income Taxes	41	20
Restructuring Charge (Note 10)	—	35
Other Operating Activities	5	(8)
Changes in Operating Assets and Liabilities:
Accounts and Notes Receivable	(41)	(23)
Accounts Receivable Affiliates	(63)	112
Income Tax Receivable	—	2
Other Current Assets	(45)	(52)
Accounts Payable	59	(50)
Labor and Fringe Payable	(11)	(22)
Income and Other Taxes Payable	19	(7)
Current Casualty and Other Environmental Reserves	5	(1)
Other Current Liabilities	(43)	(2)

Net Cash Provided By Operating Activities	243	184

INVESTING ACTIVITIES
Property Additions	(151)	(250)
Proceeds from Property Dispositions	—	4

Net Cash Used In Investing Activities	(151)	(246)

FINANCING ACTIVITIES
Long-term Debt Issued	26	—
Long-term Debt Repaid	(36)	(30)
Advances from CSX	41	141
Dividends Paid	(50)	(47)
Other Financing Activities	(6)	—

Net Cash (Used In) Provided by Financing Activities	(25)	64

Net Increase in Cash and Cash Equivalents	67	2

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
Cash and Cash Equivalents at Beginning of Period	19	14

Cash and Cash Equivalents at End of Period	$86	$16

See accompanying Notes to Consolidated Financial Statements.

CSX TRANSPORTATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Basis of Presentation

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to fairly present the financial position of CSX Transportation, Inc. (“CSXT” or the “Company”) at April 1, 2005 and December 31, 2004 and the Consolidated Income and Cash Flow Statements for the quarters ended April 1, 2005 and March 26, 2004, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 2005 presentation. CSXT is a wholly owned subsidiary of CSX Corporation (“CSX”).

     The Company suggests that these financial statements be read in conjunction with the audited financial statements and the notes included in CSXT’s most recent Form 10-K.

     CSXT follows a 52/53 week fiscal reporting calendar. Fiscal year 2005 consists of 52 weeks ending on December 30, 2005. Fiscal year 2004 consisted of a 53-week year ending on December 31, 2004. The financial statements presented are for the 13-week quarters ended April 1, 2005 and March 26, 2004. In 2004, the fourth quarter ending December 31, 2004, consisted of 14 weeks.

     Accumulated Other Comprehensive Earnings consists of the following:

	Balance	Net Gain	Balance
(Dollars in Millions)	December 31, 2004	(Loss)	April 1, 2005
Fair Value of Fuel Derivatives	$72	$67	$139
(net of $45 and $88 of taxes as of December 31, 2004 and April 1, 2005, respectively)
Other	—	(1)	(1)

Total	$72	$66	$138

     Other comprehensive income for the three months ended March 26, 2004 was $13 million resulting from fuel hedging activities.

NOTE 2. New Accounting Pronouncements

     In 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which requires a variable interest entity (“VIE”) to be consolidated by a company that is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the entity’s residual returns, or both. Interpretation No. 46 also requires disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest. Also in 2003, Interpretation 46 (“46R”), a revision to FASB Interpretation No. 46, was issued to clarify some of the provisions of, and to exempt certain entities from Interpretation 46 requirements. Under the rules of the new guidance, CSXT consolidated Four Rivers Transportation, Inc. (“FRT”), a shortline railroad, into its financial statements at the beginning of fiscal year 2004. The adoption of Interpretation No. 46 will not have a material impact on the results of operations in future reporting periods. Previously, FRT was accounted for under the equity method of accounting.

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. Investment In and Integrated Rail Operations with Conrail

     In August 2004, the ownership of portions of the Conrail Inc. (“Conrail”) system already operated by CSX Transportation, Inc (“CSXT”) and Norfolk Southern Railway Company (“NSR”), were transferred to and therefore directly owned by CSXT and NSR, and the parties consummated an exchange offer of new unsecured securities for unsecured securities of Conrail. Conrail’s secured debt and lease obligations are supported by new leases and subleases which became the direct lease and sublease obligations of CSXT and NSR.

     The Company recorded this transaction at fair value based on the results of an independent valuation. Since September 2004, the impact of the transaction has been included in the Company’s Consolidated Balance Sheets and Consolidated Income Statements.

     As a result of the transaction, the assets and liabilities transferred to CSXT are reflected in their respective line items in the Company’s Consolidated Balance Sheets.

     Additional information about this transaction is included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

     Conrail will continue to own, manage, and operate the Shared Assets Areas for the joint benefit of CSXT and NSR. However, this transaction effectively decreased rents paid to Conrail after the transaction date, as assets previously leased from Conrail are now owned by CSXT.

Transactions with Conrail

     As listed below, CSXT has amounts payable to Conrail representing expenses incurred under the operating, equipment and shared area agreements with Conrail.

(Dollars in Millions)

	April 1, 2005	December 31, 2004

Payable to Conrail	$53	$59

     On March 31, 2005, CSXT executed a long-term promissory note with a subsidiary of Conrail for $23 million which is included in Long-term Debt in the Company’s Consolidated Balance Sheet as of April 1, 2005. The note bears interest at 4.52% and matures on March 31, 2035.

CSX TRANSPORTATION, INC.
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

NOTE 4. Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts and other receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. The allowance for doubtful accounts is maintained against both current and long-term asset accounts. Allowance for doubtful accounts of $108 million and $79 million is included in the Consolidated Balance Sheets as of April 1, 2005 and December 31, 2004.

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. Other Income (Expense)

     Other Income (Expense) consists of the following:

(Dollars in Millions)	Quarters Ended
	April 1,	March 26,
	2005	2004
Income from Real Estate Operations	$6	$—
Miscellaneous	(2)	4

Other Income (Expense)	$4	$4

NOTE 6. Related Parties

     At April 1, 2005 and March 26, 2004, CSXT had $2.3 billion and $2.6 billion deficit balances, respectively relating to CSXT’s participation in the CSX cash management plan. The amount is included in Due to Parent Company in the Balance Sheet. Under this plan, excess cash is advanced to CSX for investment and CSX makes cash funds available to its subsidiaries as needed for use in their operations. CSXT and CSX are committed to repay all amounts due each other on demand should circumstances require. The companies are charged for borrowings or compensated for investments based on the short term applicable federal rate, which was 3.05% as of April 1, 2005. For the period ending March 26, 2004, the companies were charged for borrowings or compensated for investments based on returns earned by the plan portfolio, which was 1.09%. The interest expense related to this plan was $18 million and $13 million for the periods ending April 1, 2005 and March 26, 2004, respectively.

Detail of Related Party Service Fees (as included in the Consolidated Income Statements)

(Dollars in Millions)	Quarters Ended
	April 1,	March 26,
	2005	2004

CSXI	$(105)	$(101)
CSX Management Service Fee	67	62
CSX Technology	44	50
TDSI	15	15
TRANSFLO	19	20

Total Related Party Service Fees	$40	$46

Related Party Service Fees consist of amounts related to:

•	CSX Intermodal Inc. (“CSXI”) Reimbursements – Reimbursement from CSXI under an operating agreement for costs incurred by CSXT related to intermodal operations. This reimbursement is based on an amount, which approximates actual costs. The Company also collects certain revenue on behalf of CSXI under the operating agreement.

•	CSX Management Service Fee — A management service fee charged by CSX as compensation for certain corporate services provided to the Company. These services include, but are not limited to, the areas of human resources, finance, administration, benefits, legal, tax, internal audit, corporate communications, risk management and strategic management services. The fee is calculated as a percentage of CSXT’s revenue.

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. Related Parties, Continued

•	CSX Technology Inc. (“CSX Technology”) Charges — Data processing charges from CSX Technology for the development, implementation and maintenance of computer systems, software and associated documentation for the day-to-day operations of the Company. These charges are based on a mark-up of direct costs.

•	Total Distribution Services Inc. (“TDSI”) Charges - Charges from TDSI for services provided to CSXT at automobile ramps. These charges are calculated based on direct costs.

•	TRANSFLO Terminal Services Inc. (“TRANSFLO”) Charges – Charges from TRANSFLO for services provided to CSXT at bulk commodity facilities. These charges are calculated based on direct costs.

CSX Technology, CSXI, TDSI, and TRANSFLO are wholly-owned subsidiaries of CSX.

Detail of Due to Affiliate (as included in the Consolidated Balance Sheet)

(Dollars in Millions)
	April 1, 2005	December 31, 2004
CSXI	$25	$32
CSX Technology	234	268
TDSI	5	4
TRANSFLO	8	9
CSX Insurance	98	105
Other	9	21

Total Due to Affiliate	$379	$439

Due to Affiliates consists of amounts related to:

CSXI, CSX Technology, TDSI, and TRANSFLO previously explained.

•	CSX Insurance Company – CSXT and CSX Insurance Company (“CSX Insurance”), a wholly owned subsidiary of CSX, have entered into a loan agreement whereby CSXT may borrow up to $125 million from CSX Insurance. The loan is payable in full on demand. At April 1, 2005 and March 26, 2004, $105 million and $115 million was outstanding under the agreement, respectively. Interest on the loan is payable monthly at 0.45% over the LIBOR rate, which was 2.86% and 1.09% at April 1, 2005 and March 26, 2004, respectively. In addition to the loan payable there are other insurance related payables between the Company and CSX Insurance.

     CSXT participates with CSX Container Leasing, LLC (“CCL”), an affiliate of CSX, in sale-leaseback arrangements. Under these arrangements, CCL sold equipment to a third party and CSXT leased the equipment and assigned the lease to CCL. CCL is obligated for all lease payments and other associated equipment expenses. If CCL defaults on its obligations under the arrangements, CSXT would assume the asset lease rights and obligations of approximately $5 million and $10 million at April 1, 2005 and December 31, 2004, respectively. These leases were either assumed by Maersk as part of its purchase of the CSX international liner business or were assumed by Horizon Lines LLC as part of its ongoing domestic shipping business. CSXT believes that Maersk and Horizon Lines will fulfill their contractual commitments with respect to such leases and that CSXT will have no further liability for those obligations.

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. Derivative Financial Instruments

Fuel Hedging

     In the third quarter of 2003, CSXT began a program to hedge a portion of its future locomotive fuel purchases. This program was established to manage exposure to fuel price fluctuations. In order to minimize this risk, the Company has entered into a series of swaps in order to fix the price of a portion of its estimated future fuel purchases.

     Following is a summary of outstanding fuel swaps:

April 1,
2005
Approximate Gallons Hedged (Millions)	271
Average Price Per Gallon	$0.80
Swap Maturities	April 2005 - July 2006

	2005	2006
Estimated % of Future Fuel Consumption Hedged at April 1, 2005	47%	9%

     The program limits fuel hedges to a 24 month duration and a maximum of 80% of CSXT’s average monthly fuel purchased for any month within the 24-month period, and places the hedges among selected counterparties. Fuel hedging activity favorably impacted fuel expense for the quarter ended April 1, 2005 by $51 million. There was no material impact on fuel expense for the quarter ended March 26, 2004. Ineffectiveness, or the extent to which changes in the fair values of the fuel swaps did not offset changes in the fair values of the expected fuel purchases, was immaterial.

     These instruments qualify, and are designated by management, as cash-flow hedges of variability in expected future cash flows attributable to fluctuations in fuel prices. The fair values of fuel derivative instruments are determined based upon current fair market values as quoted by third party dealers and are recorded on the Consolidated Balance Sheets with offsetting adjustments to Accumulated Other Comprehensive Earnings, a component of Shareholder’s Equity. Amounts are reclassified from Accumulated Other Comprehensive Earnings as the underlying fuel that was hedged is consumed by rail operations. Fair value adjustments are non-cash transactions and, accordingly, have no cash impact on the Consolidated Cash Flow Statements. See Note 1. Basis of Presentation, for the impact of fuel hedging activity on Accumulated Other Comprehensive Income.

     The Company has temporarily suspended entering into new swaps in its fuel hedge program since the third quarter of 2004. The Company will continue to monitor and assess the current issues facing the global fuel market place to decide when to resume hedging under the program.

     The counterparties to the fuel hedge agreements expose the Company to credit loss in the event of non-performance. The Company does not anticipate non-performance by the counterparties.

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. Casualty, Environmental and Other Reserves

     Casualty, environmental and other reserves are provided for in the balance sheet as follows:

(Dollars in Millions)
	April 1, 2005			December 31, 2004
	Current	Long-term	Total	Current	Long-term	Total
Casualty and Other	$230	$408	$638	$225	$405	$630
Separation	15	130	145	16	135	151
Environmental	20	40	60	20	39	59

Total	$265	$578	$843	$261	$579	$840

Casualty Reserves

     Casualty reserves represent accruals for the uninsured portion of personal injury and occupational injury claims.

Personal Injury

     CSXT retains an independent actuarial firm to assist management in assessing the value of CSXT’s personal injury portfolio. An analysis is performed by the independent actuarial firm semi-annually. The methodology used by the actuary includes a development factor to reflect growth in the value of the Company’s personal injury claims. This methodology is based largely on CSXT’s historical claims and settlement activity. Actual results may vary from estimates due to the type and severity of the injury, costs of medical treatments, and uncertainties surrounding the litigation process. Reserves for personal injury claims are $285 million and $272 million at April 1, 2005 and December 31, 2004, respectively.

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

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. Casualty, Environmental and Other Reserves, Continued

     Asbestos and other occupational claim filings against the Company have been inconsistent. Accordingly, while the Company had concluded that a probable loss had occurred, it did not believe it could estimate the range of reasonably possible loss because of the lack of experience with such claims and the lack of detailed employment records for the population of exposed employees. Claim filings increased and when they continued into 2003, the Company concluded that an estimate for incurred but not reported asbestos exposure liability needed to be recorded.

     CSXT engaged a third party, who has extensive experience in performing asbestos and other occupational studies, to assist in assessing the unasserted liability exposure. The analysis is performed by the specialist semi-annually. The objective of the analysis is to determine the number of estimated incurred but not reported claims and the estimated average cost per claim to be received over the next seven years. Seven years was determined by management to be the time period in which claim filings and claim values could be estimated with more certainty.

     The methodology used by the specialists includes an estimate of future anticipated claims based on the Company’s average historical claim filing rates, future anticipated dismissal rates and settlement rates. CSXT’s future liability for incurred but not reported claims is estimated by multiplying the future anticipated claims by the average settlement values.

     A summary of existing asbestos and other occupational claims activity is as follows:

	Quarter Ended	Fiscal Year Ended
	April 1, 2005	December 31, 2004
Asserted Claims:
Open Claims - Beginning of Period	5,476	7,541
New Claims Filed	259	1,103
Claims Settled	(350)	(2,740)
Claims Dismissed	(40)	(428)

Open Claims - End of Period	5,345	5,476

     The amounts recorded by CSXT for the occupational liabilities are based upon currently known facts. Projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos and other occupational litigation in the United States, could cause the actual costs to be higher or lower than projected.

     Reserves for asbestos related claims are $194 million and $199 million at April 1, 2005 and December 31, 2004, respectively. Reserves for other occupational related claims are $96 million and $99 million at April 1, 2005 and December 31, 2004, respectively.

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. Casualty, Environmental and Other Reserves, Continued

Environmental Reserves

     CSXT is a party to various proceedings, including administrative and judicial proceedings, involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (“PRP”) at approximately 251 environmentally impaired sites, many of which are, or may be, subject to remedial action under the Federal Superfund statute (“Superfund”) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal.

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

     At least once a quarter, CSXT reviews its role with respect to each site identified. Based on the review process, CSXT has recorded reserves to cover estimated contingent future environmental costs with respect to such sites. Environmental costs are charged to expense when they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. The recorded liabilities for estimated future environmental costs at April 1, 2005 and December 31, 2004, were $60 million and $59 million, respectively. These liabilities, which are undiscounted, include amounts representing CSXT’s estimate of unasserted claims, which CSXT believes to be immaterial. The liability includes future costs for all sites where the Company’s obligation is (1) deemed probable and (2) where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries.

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

Separation Liability

     Separation liabilities at April 1, 2005 and December 31, 2004, provide for the estimated costs of implementing workforce reductions, improvements in productivity and other cost reductions at the Company’s major transportation units since 1991. These liabilities are expected to be paid out over the next 15 to 20 years through general corporate funds.

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. Commitments and Contingencies

Purchase Commitments

     The Company has a commitment under a long-term maintenance program for approximately 40% of its fleet of locomotives. The agreement expires in 2026 and approximates $5.8 billion. The long-term maintenance program is intended to provide CSXT access to efficient, high-quality locomotive maintenance services at fixed price levels through the term of the program. Under the program, CSXT paid $41 million and $37 million in the quarters ended April 1, 2005 and March 26, 2004, respectively.

Self-Insurance

     The Company uses a combination of third-party and self-insurance, obtaining substantial amounts of commercial insurance for potential losses for third-party liability and property damages. Specified levels of risk (up to $35 million for property and $25 million for liability per occurrence) are retained on a self-insurance basis.

STB Proceeding

     In 2001 Duke Energy Corporation (“Duke”) filed a complaint before the STB alleging that certain CSXT common carrier coal rates were unreasonably high. In February 2004, the STB issued a decision finding that the CSXT common carrier rates were reasonable. While approving the rate levels, the STB also invited Duke to request a phase-in of rate increases over some time period. The nature and amount of any such phase-in is uncertain, and would only apply to billings subsequent to December 2001. In October 2004, the STB issued a decision denying Duke’s petition for reconsideration of its February 2004 ruling. In November 2004, Duke advised the STB that it would request phase-in relief, and filed a Petition for Review of the STB’s decisions in the United States Court of Appeals for the District of Columbia Circuit. CSXT will continue to consider and pursue all available legal defenses in this matter. Administrative proceedings and legal appeals could take several years to resolve. A favorable outcome could result in gain realization in amounts that could be material to results of operations in the quarters received.

Other Legal Proceedings

     CSXT is involved in routine litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including those related to environmental matters, Federal Employers’ Liability Act claims by employees, other personal injury claims, and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for punitive as well as compensatory damages, and others purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things, the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of CSXT management that none of these items will have a material adverse effect on the results of operations, financial position or liquidity of CSXT. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year. The Company is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarters received.

CSX TRANSPORTATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. Management Restructuring

     During 2004, the Company incurred restructuring charges related to the November 2003 management restructuring plan to streamline the structure, eliminate organizational layers and realign certain functions. For the quarter ended March 26, 2004, the Company recorded expense of $35 million for separation expenses.

CSX TRANSPORTATION, INC.

ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     CSXT follows a 52/53 week fiscal reporting calendar. Fiscal year 2005 consists of 52 weeks ended on December 30, 2005. Fiscal year 2004 consisted of a 53-week year ending on December 31, 2004. The financial statements presented are for the 13-week quarters ended April 1, 2005 and March 26, 2004. In 2004, the fourth quarter ending December 31, 2004, consisted of 14 weeks.

Quarter Ended April 1, 2005 Compared to Quarter Ended March 26, 2004

Operating Revenue

     The following table provides carload and revenue data by service group and commodity for the quarters ended April 1, 2005 and March 26, 2004.

CSX TRANSPORTATION TRAFFIC AND REVENUE(a)
Loads (Thousands); Revenue (Dollars in Millions)

	First Quarter Loads			First Quarter Revenue
	2005	2004	% Change	2005	2004	% Change

Merchandise
Phosphates and Fertilizers	117	120	(3)%	$90	$89	1%
Metals	93	94	(1)	138	119	16
Forest Products	113	114	(1)	176	159	11
Food and Consumer	63	59	7	105	88	19
Agricultural Products	92	92	—	137	131	5
Chemicals	140	139	1	275	256	7
Emerging Markets	115	112	3	117	116	1

Total Merchandise	733	730	0	1,038	958	8

Automotive	125	125	—	208	202	3

Coal, Coke and Iron Ore
Coal	437	403	8	482	405	19
Coke and Iron Ore	21	17	24	24	17	41

Total Coal, Coke and Iron Ore	458	420	9	506	422	20
Other	—	—	—	27	23	17

Total	1,316	1,275	3%	1,779	1,605	11%

(a)	Prior periods have been reclassified to conform to the current presentation.

CSX TRANSPORTATION, INC.
ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, Continued

Operating Revenue

Revenue increased $174 million, or 11 percent in the quarter ended April 1, 2005, compared to the quarter ended March 26, 2004.

Merchandise

     Merchandise revenue was up 8% on relatively flat volume during the first quarter of 2005. All markets showed year-over-year improvement in revenue per car due to continued price increases and the Company’s fuel surcharge program.

•	Phosphates and Fertilizers – Strength in revenue yield offset volume weakness and mix changes, as overall revenue grew 1%. Domestic phosphate demand was soft, causing interior phosphate revenue to fall by 24% while shorter haul export phosphate revenue grew 15%.

•	Metals – Despite a 1% decline in volume, metals revenue grew 16% due to market pricing and favorable mix changes. Strong demand continues to sustain high levels of steel production, but the sources of the strength are beginning to shift from automotive to construction. Imports have also been strong.

•	Forest Products – Paper markets produced significantly higher revenue despite lower volume in several lines of business. Volume strength in lumber and panel markets was offset by declines in several paper markets. U.S. newsprint demand dropped over 4% during the first two months of the year, while imports continue to affect domestic paper production.

•	Food and Consumer – Volume was favorable by 7%, led by gains in building products and alcoholic beverages. Even stronger revenue gains of 19% were driven by continued yield management success and gains in transportation equipment.

•	Agricultural Products – Volume was flat due to weakness in domestic beans and processed products markets. However, revenue was favorable on strength in export and ethanol shipments, as well as revenue per car increases in feed ingredients, sweeteners and flour.

•	Chemicals – Revenue grew 7% on relatively flat volume. Gains were strongest in textile chemicals, bleach/paper chemicals, and petroleum products. The plastics market experienced volatility during the quarter as buyers reduced existing inventories; but revenue still grew 4%. Sand shipments were down due to car shortages and losses of marginal traffic.

•	Emerging Markets – Volume was favorable overall as strength in most lines of business offset weakness in military shipments. Volume strength was primarily driven by growth in northern aggregates of 32% and salt of 23%. An unfavorable military mix impact, drove an overall decline in revenue per car.

CSX TRANSPORTATION, INC.
ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, Continued

Automotive

     Revenue increased 3% on flat volume as a result of yield improvements. North American light vehicle production decreased 179,285 units, or roughly 4%, year over year. Inventory levels remain high, at 69 days for most manufacturers and 79 days for the Big 3. Manufacturers are using production downtime and incentives to address excess inventory.

Coal, Coke and Iron Ore

     Overall coal, coke and iron ore revenues were favorable 20% year over year. Volume was favorable 9% or 38,000 carloads. Growth was driven by volume gains in export, industrial, coke, and northern utility markets. Revenue per car growth was the result of market price increases and the Company’s fuel surcharge program offsetting slightly unfavorable mix. All lines of business reflect favorable year over year revenue-per-car gains.

Rail Operating Expense

Labor and Fringe expenses increased $14 million in the first quarter of 2005 versus the prior year quarter. The effects of inflation continue to drive labor and fringe expense increases, along with increases in incentive compensation. These costs were partially offset by benefits realized from reduced staffing levels.

Materials, Supplies and Other expenses increased $52 million during the first quarter of 2005 as compared to the prior year quarter. The increase is associated with volume and inflation related expenses as well as an increase in expenses related to the resolution of certain legal matters and higher reserve requirements for non-trade uncollectible accounts.

Depreciation increased $44 million for the first quarter of 2005 due to an increased depreciation base, mainly attributable to the Conrail transaction, as assets previously leased from Conrail are now owned directly by CSX.

Fuel increased $26 million for the quarter versus the prior year due to higher fuel prices, net of hedging benefits.

Conrail Rents, Fees and Services decreased $69 million for the quarter primarily due to the Conrail transaction completed in the third quarter of 2004. This transaction decreased rents paid to Conrail, as assets previously leased from Conrail are now owned directly by CSX.

Restructuring Charge of $35 million represents the 2004 charge for separation expenses related to the management restructuring announced in November 2003 at Surface Transportation.

CSX TRANSPORTATION, INC.
ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, Continued

Operating Income

Operating income was $234 million for the quarter ended April 1, 2005 compared to $85 million for the quarter ended March 26, 2004.

Interest Expense

Interest expense increased $13 million compared to the prior year comparable period due to the higher rate of Conrail debt included in the Consolidated Balance Sheets as a result of the Conrail asset transfer in August 2004.

Income Tax Expense

The income tax expense for the period ended April 1, 2005 increased $43 million compared to the prior year comparable quarter, which is the result of higher earnings before income taxes offset by a one-time, non-cash deferred income tax expense reduction stemming from the enactment of income tax legislation in one jurisdiction during the period.

Net Earnings

Net earnings were $131 million for the quarter ended April, 1, 2005 compared to the $38 million for the quarter ended March 26, 2004.

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

     For information regarding CSXT’s significant estimates using management judgment, see Management’s narrative analysis of the results of operations in the Company’s Form 10-K for the year ended December 31, 2004.

CSX TRANSPORTATION, INC.
ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     Certain statements in this report and in other materials filed with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made by the Company, are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, among others, statements regarding:

•	Expectations as to operating results and operational improvements;

•	Expectations as to the effect of claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements on our financial condition;

•	Management’s plans, goals, strategies and objectives for future operations and other similar expressions concerning matters that are not historical facts, and management’s expectations as to future performance and operations and the time by which objectives will be achieved; and

•	Future economic, industry or market conditions or performance.

     Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “project”, and similar expressions. The Company cautions against placing undue reliance on forward-looking statements, which reflect its good faith beliefs with respect to future events and are based on information currently available to it as of the date the forward-looking statement is made. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved.

     Forward-looking statements are subject to a number of risks and uncertainties and actual performance or results could differ materially from that anticipated by these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statement. If the Company does update any forward-looking statement, no inference should be drawn that the Company will make additional updates with respect to that statement or any other forward-looking statements. The following important factors, in addition to those discussed elsewhere, may cause actual results to differ materially from those contemplated by these forward-looking statements:

•	The Company’s success in implementing its operational objectives and improving Surface Transportation operating efficiency;

•	Changes in operating conditions and costs or commodity concentrations;

•	Material changes in domestic or international economic or business conditions, including those affecting the rail industry such as customer demand, effects of adverse economic conditions affecting shippers, and adverse economic conditions in the industries and geographic areas that consume and produce freight;

•	Labor costs and labor difficulties, including stoppages affecting either the Company’s operations or the customers’ ability to deliver goods to the Company for shipment;

•	The inherent risks associated with safety and security, including adverse economic or operational effects from terrorist activities and any governmental response;

•	Changes in fuel prices;

CSX TRANSPORTATION, INC.
ITEM 2: MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS, Continued

•	Legislative, regulatory, or legal developments involving taxation, including the outcome of tax claims and litigation; the potential enactment of initiatives to re-regulate the rail industry and the ultimate outcome of shipper and rate claims subject to adjudication;

•	Competition from other modes of freight transportation such as trucking and competition and consolidation within the transportation industry generally;

•	Natural events such as extreme weather conditions, fire, floods, earthquakes, or other unforeseen disruptions of the Company’s operations, systems, property, or equipment; and

•	The outcome of litigation and claims, including those related to environmental contamination, personal injuries and occupational illnesses.

     Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and in the Company’s other SEC reports, accessible on the SEC’s website at www.sec.gov and the Company’s website at www.csx.com.

CSX TRANSPORTATION, INC.
PART I: ITEMS 3 & 4

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information omitted in accordance with General Instruction  H(2)(b).

ITEM 4. CONTROLS AND PROCEDURES

     As of April 1, 2005, under the supervision and with the participation of the Company’s Principal Executive Officer and the Principal Financial Officer, management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2005. There were no changes in the Company’s internal controls over financial reporting during the first quarter of 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 1: LEGAL PROCEEDINGS

For information relating to CSXT’s settlements and other legal proceedings, see Note 9. Commitments and Contingencies.

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

Dated: May 2, 2005